Form 10-Q
period 2007-06-30
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2007-08-14
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from to .

Commission File Number 001-33544

ADVANCED TECHNOLOGY ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	68-0635064
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

14 A ACHIMEIR STREET
RAMAT GAN ISRAEL 52587
Telephone: 011-972-3-751-3707

(Address, zip code, and telephone number, including
area code, of registrant’s principal executive office.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in “accelerated filer and large accelerated filer” Exchange Act Rule 12b-2).

☐ Large Accelerated Filer  ☐ Accelerated Filer  ☑ Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐

As of July 31, 2007 there were 18,328,125 shares Common of Stock of the Registrant outstanding.

ADVANCED TECHNOLOGY ACQUISITION CORP.

FORM 10-Q
For the Quarter Ended June 30, 2007

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Balance Sheets	3
	Statements of Operations	4
	Statement of Cash Flows	5
	Notes to the Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
SIGNATURE
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

BALANCE SHEETS
December 31, 2006 and June 30, 2007

	June 30, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$39,247	$5,987
Bank deposit	250,000	-
Deferred offering costs	-	307,855

Long-term assets
Deposits in escrow	169,518,750	-
Total assets	$169,807,997	$313,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable - stockholders	$-	$74,842
Accounts payable	20,523	-
Notes payable, stockholders	191,313	219,000
	211,836	293,842
Commitment
Redeemable common stock (note 7)	67,807,500	6,250
Total liabilities	68,019,336	300,092

Stockholders’ equity (notes 6 & 8)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of June 26, 2006 (4,687,500 as of December 31, 2006)	1,833	469
Warrants	3,625,000	-
Additional paid-in capital	98,172,475	18,281
Deficit accumulated during the development stage	(10,647)	(5,000)
Total stockholders’ equity	101,788,661	13,750

Total liabilities and stockholders’ equity	$169,807,997	$313,842

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2007 and
for the period from inception to June 30, 2007

	Six months ended June 30, 2007	Three months ended June 30, 2007	For the period August 24, 2006 (inception) to June 30, 2007

Formation and operating costs	$5,647	$5,647	$10,647
Net loss	(5,647)	(5,647)	(10,647)

Weighted average shares outstanding (Note 2b)	7,170,139	8,090,279
Basic and diluted loss per share	$0.00	$0.00

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007 and
for the period from inception to June 30, 2007

	Six months ended June 30, 2007	For the period August 24, 2006 (inception) to June 30, 2007

Cash flows from operating activities
Net loss	$(5,647)	$(10,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in deferred offering costs	-	(233,013)
Increase in accounts payable	5,000	5,000

Net cash used in operating activities	(647)	(238,660)

Cash flows used in investment activities

Investment in bank deposit and escrow	(169,768,750)	(169,768,750)

Net cash used in investment activities	(169,768,750)	(169,768,750)

Cash flows from financing activities
Proceeds from issuance of notes payable to stockholders	-	219,000
Proceeds from sale of shares of common stock	-	25,000
Proceeds from issuance of shares of common stock, net	166,177,657	166,177,657
Proceeds from issuance of warrants	3,625,000	3,625,000

Net cash provided by financing activities	169,802,657	170,046,657

Net increase in cash and cash equivalents	33,260	-

Cash and cash equivalents at the beginning of the period	5,987	39,247

Cash and cash equivalents at the end of the period	$39,247	$39,247

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business operations

Advanced Technology Acquisition Corp. (the “Company”) was incorporated in Delaware on August 24, 2006 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following its initial business combination.

At June 30, 2007, the Company had not yet commenced any operations. All activities through June 30, 2007 relate to the Company’s formation and the Public Offering (“Offering”) described below. The Company has selected December 31 as its fiscal year-end.

On June 22, 2007 the Company completed the offering. Substantially all net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a technology or technology related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following the Company’s initial business combination (“Business Combination”). The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, 98.27% or $169,518,750 of the proceeds from the Offering is held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses (including formation expenses). The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning no more than 40% of the shares outstanding do not exercise their conversion rights described below. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, the Company will offer each of its Public Stockholders the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the trust account retain their warrants. The Company will not complete any proposed business combination which our Public Stockholders owning 40% or more of the shares sold in this offering both vote against and exercise their conversion rights.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 22, 2008 or by June 22, 2009 if a letter of intent, agreement in principle or definitive agreement has been executed by December 22, 2008 and the business combination relating thereto has not yet been consummated by such date. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

Note 2 - Significant accounting policies

a. Deferred taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

b. Loss per share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The 6,250,000 Shares issued to the Company’s initial stockholders were issued for $0.004 per share, which is considerably less than the IPO per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D such shares have been assumed to be retroactively outstanding for the period since inception. Since the Company incurred losses in the period, options issued by the Company were not included in the calculation as their inclusion will have anti-dilutive effect.

c. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

d. Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Public Offering

The Offering called for the Company to offer for public sale 18,750,000 Units at a proposed offering price of $8.00 per Unit (plus additional 2,812,500 units solely to cover over-allotments).

Each Unit consisted of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, if, and only if, the last sales price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. The Company has agreed to pay to the underwriter in the Offering an underwriting discount of 3.25% of the gross proceeds of the Offering and an additional contingent fee of 3.75% of the gross proceeds of the Proposed Offering. Such additional contingent fees are payable after the consummation of the initial business combination. The Company issued additional 3,625,000 warrants to certain of its initial stockholders (“founder warrants”) in the amount of $3,625,000, which took place in a private placement simultaneously with the consummation of this offering.

Note 4 - Deferred Offering Costs

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

Note 5 - Notes and Other Payables to Stockholders

The Company issued $219,000 unsecured promissory notes to certain of its Initial Stockholders on September 14, 2006, $27,687 of which, have been repaid upon the consummation of the offering. The notes to stockholders are non-interest bearing and are payable on the consummation of the Offering and may be extended for up to 12 months from the date of the offering at the discretion of management. Due to their short-term nature the fair value of the notes approximates their carrying amount.

In addition, those Initial Stockholders paid on behalf of the Company an additional $74,842 as of December 31, 2006 and $183,537 as of June 22, 2007 (the date of the offering) of liabilities relating to the Offering, which have been repaid after the consummation of the offering.

Note 6 - Commitments and Contingencies

The Company presently occupies office space provided by certain of the Initial Stockholders. Such stockholders have agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such stockholders $10,000 per month for such services commencing on the effective date of the Offering.

The initial stockholders will be entitled to make up to two demands that the Company register their shares pursuant to an agreement to be signed in connection with the IPO. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which the lock-up period expires. In addition, these stockholders have unlimited piggy-back registration rights on registration statements filed subsequent to such date. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

The Company has sold to the underwriter for $100, as additional compensation, an option to purchase up to a total of 1,125,000 units at a price of $8.80 per unit. The units issuable upon exercise of this option are identical to those offered by the Company, except that the warrants underlying such units will expire five years from the date of the offering and will become exercisable on the later of completion of a business combination and 18 months from the date of the offering.

Note 7 - Redeemable common stock

The balance as at June 30, 2007 represents the amount of shares that may be converted by the shareholders. The amount equals 40% of the proceeds held in the trust.

Following the change in structure of the Offering the Company was granted a right to cancel up to an aggregate of 1,562,500 shares of common stock held by existing stockholders in the event that the collective ownership of such persons or entities exceeds 20.0% following the completion of the offering and the exercise of the over-allotment option by the underwriters. In accordance with the agreement with the underwriters, this right to cancel shares will be only in an amount sufficient to cause the existing stockholders to maintain control over 20.0% of the Company’s outstanding shares after giving effect to the offering and the exercise of the underwriters’ over-allotment option. Upon the consummation of the Offering, 859,375 of the 1,562,500 were cancelled. The amount of $3,438 was reclassified into accounts payable - shareholders.

Note 8 - Preferred stock

The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company organized under the laws of the State of Delaware on August 24, 2006. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination. To date, our efforts have been limited to organizational activities. We have neither engaged in any operations nor generated any revenues to date.

We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period August 24, 2006 (inception) to June 30, 2007, we had a net loss of $10,647, generated by formation and operating costs.

For the three months and six months ended June 30, 2007, we had a net loss of $5,647, generated by formation and operating costs.

Liquidity and Capital Resources

We generated gross proceeds of $176,125,000 from the sale of the units in our initial public offering and the private placements. After deducting the underwriting discounts and commissions, non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering (including the underwriters’ over-allotment option) were $163,430,000, of which $163,050,000 was deposited into a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and the remaining proceeds of $380,000 became available To be used by us to provide for business, legal and accounting due diligence or prospective business combinations and continuing general and administrative expenses. In addition, $6,468,750, representing the deferred underwriting discounts and commissions, were deposited into the trust account for a total of $169,518,750 deposited into the trust account. The amounts deposited into the trust account remain on deposit in the trust account earning interest.

The funds held in the trust account, other than the deferred underwriting discounts and commissions, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Up to one-half of the interest earned on the trust account, net of taxes, may be released to us to complete a business combination. Up to one-half of the interest earned on the trust account, net of taxes, may be released to us to fund our working capital requirements. Any amounts not paid as consideration to the sellers of the target business or to the underwriters as deferred underwriting discounts and commissions may be used to finance the operations of the target business.

We believe that prior to the consummation of a business combination, the $380,000 of proceeds initially held outside of the trust account, as well as one half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, will be sufficient to cover our operating expenses until June 22, 2009 and to cover the expenses incurred in connection with a business combination. Assuming that a business combination is not consummated during that time, we anticipate making the following expenditures during this time period:

•
approximately $1,380,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, including without limitation third-party fees for assisting us in performing due diligence investigations of perspective target businesses;

•	approximately $300,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	approximately $240,000 of expenses in fees relating to our office space and certain general and administrative services;

•
approximately $460,000 for general working capital that will be used for miscellaneous expenses, including reimbursement of any out-of-pocket expenses incurred by our initial stockholders, directors and officers in connection with activities on our behalf, of which approximately $400,000 is for director and officer liability and other insurance premiums; and if we must dissolve and liquidate, $50,000 to $75,000 for dissolution and liquidation costs.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have loaned us an aggregate of $219,000 for the payment of a portion of the offering expenses and have incurred an additional $183,537 of liabilities relating to our initial public offering. These non-interest bearing loans will be payable on the earlier of September 14, 2007 and the consummation of our initial public offering, unless we decide to defer repayment based on our expected cash flow needs, in which case repayment may be deferred for up to 12 months.

We have agreed to pay a monthly fee of $10,000 to LMS Nihul, an affiliate of M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd, three of our initial stockholders, for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in Israel, that the fee charged by LMS Nihul is at least as favorable as we could have obtained from an unaffiliated third party.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures.

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, we are in compliance with Rule 139-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

This quarterly report on Form 10-Q for the quarter ended June 30, 2007 represents our first periodic report required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. Item 1A contains all of the risk factors that would otherwise be reported in an annual report on Form 10-K.

Risks Relating to the Company

We are a development stage company with no operating history and, accordingly, you have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates as of the date of this report. We will not generate any revenues until, at the earliest (if at all), after the consummation of a business combination. We cannot assure you as to when, or if, a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case we will be forced to liquidate.

We must complete a business combination with a fair market value equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of the acquisition by December 22, 2008 (or by June 22, 2009 if a letter of intent, agreement in principle or a definitive agreement has been executed by December 22, 2008 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If the proceeds held outside the trust are insufficient to allow us to operate until at least June 22, 2009, we may be unable to complete a business combination.

We believe that, prior to the consummation of a business combination, the sum of one-half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, and the $380,000 of proceeds initially held outside of the trust account, will be sufficient to cover our operating expenses until June 22, 2009 and to cover the expenses incurred in connection with a business combination. These amounts are based on our management’s estimate of the amount needed to fund our operations until June 22, 2009, consummate a business combination and fund our working capital requirements. This estimate may prove inaccurate, especially if we expend a significant portion of the available funds in pursuit of a business combination that is not consummated. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to seek additional financing, which we may not be able to obtain. If we do not have sufficient funds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination. If we are able to obtain additional financing in order to fund due diligence and other expenses associated with locating a target business, and if such additional financing were in the form of a loan, such loan would be incurred by us. To the extent that a business combination is not ultimately consummated and that the funds held outside of the trust account are not sufficient to repay such loan, M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have agreed to advance the funds necessary to repay such loan. In the event that M.O.T.A Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd are unable to repay such loan and to the extent that there are not funds available outside of the trust account for such purpose, then Moshe Bar-Niv, Dr. Shuki Gleitman and Liora Lev have agreed that they will be personally liable to repay such loan.

Failure to comply with the American Stock Exchange’s requirements regarding the composition of our board of directors and audit committee could result in the delisting of our common stock from the American Stock Exchange and adversely affect the market for our common stock.

In order for our common stock to continue to be listed on the American Stock Exchange, we must comply with listing standards regarding the independence of our board of directors and members of our audit committee. In particular, the American Stock Exchange’s rules require that a majority of our directors and all of the members of our audit committee be “independent,” as defined under the American Stock Exchange’s rules, by no later than June 22, 2008. We do not currently meet these requirements.

If we are unable to change the composition of our board of directors and our board committees to comply with these requirements on a timely basis, our common stock will be delisted from the American Stock Exchange and the liquidity and trading price of common stock will be adversely affected.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other companies having a business objective similar to ours, including other blank check companies, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well-established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we can only effect a business combination with a fair market value equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of the acquisition. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate a business combination with a target business by December 22, 2008 (or by June 22, 2009 if a letter of intent, agreement in principle or definitive agreement has been executed by December 22, 2008 and the business combination has not yet been consummated by such date), we will be forced to liquidate.

Under Delaware law, our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by certain requirements and restrictions contained therein.

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
the net proceeds our initial public offering and the private placement of the founder warrants, which have been placed into a trust account, may not be disbursed from the trust account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in our amended and restated certificate of incorporation;

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination only if approved by a majority of our stockholders and public stockholders owning 40% or more of the shares sold in our initial public offering do not exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share (based on the number of units sold in our initial public offering) of the trust account;

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the specified time periods, then we will be dissolved and distribute to all of our public stockholders their pro rata share (based on the number of units sold in our initial public offering) of the trust account and any remaining net assets; and

•
we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets certain specified conditions, including the requirement that the business combination be with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination, and whose fair market value is equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a stockholders meeting, at which the holders of a majority of our outstanding stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation and by-laws contain certain provisions that may make it more difficult, expensive or otherwise discourage, a tender offer or a change in control or takeover attempt by a third party, even if such a transaction would be beneficial to our stockholders.

The existence of certain provisions in our amended and restated certificate of incorporation and by-laws may have a negative impact on the price of our common stock by discouraging a third party from purchasing our common stock. These provisions could also have the effect of discouraging a third party from pursuing a non-negotiated takeover of our company and preventing certain changes of control. In addition to our staggered board, our by-laws require that, subject to certain exceptions, any stockholder desiring to propose business or nominate a person to the board of directors at a stockholders meeting must give notice of any proposals or nominations within a specified time frame. Our by-laws also limit the ability of stockholders to remove directors, call stockholders meetings and act by written consent and provide that vacancies of the board of directors may only be filled by a majority of the remaining directors.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders is likely to be less than the approximately $7.88 per share held in trust.

Placing of funds in a trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective acquisition targets and other entities with whom we engage in business enter into agreements with us waiving any right in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that such waivers will be enforceable or they would otherwise be prevented from bringing claims against the trust account.

If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances in which we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Furthermore, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in the trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.

The ability of our public stockholders to receive the proceeds held in the trust account is subject to any valid claims by our creditors which are not covered by the indemnification provided by certain of our initial stockholders (described below). Furthermore, no distributions may be made from the trust account until provisions for the payment of creditors have first been made in accordance with the applicable provisions of Delaware law. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.88, plus one-half of the interest earned on the trust account, net of taxes payable on such interest, for the relevant period, due to claims of such creditors or other entities.

If we are unable to complete a business combination, and are forced to liquidate and distribute the proceeds held in trust to our stockholders, certain of our executive officers - specifically, Moshe Bar-Niv, Shuki Gleitman and Liora Lev - have agreed, subject to the qualifications and exceptions stated below, that they will be personally liable, on a joint and several basis, to ensure that the proceeds in the trust fund are not reduced by claims made by (and only by) a vendor or service provider for services rendered, or products sold, to us, or by a prospective acquisition target (each, a “Guaranteed Creditor”). However, neither Moshe Bar-Niv, Shuki Gleitman and Liora Lev will have any personal liability as to (i) any claimed amounts owed to a Guaranteed Creditor who executed a agreement waiving any right, title, claim or interest of any kind in and to all monies held in the trust, or (ii) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. They will not be personally liable to pay any of our debts and obligations except as described above.

We cannot assure you that Messrs. Bar-Niv and Gleitman and Ms. Lev have sufficient funds to satisfy these indemnification obligations or that the proceeds in the trust account will not be reduced by such claims.

In addition, even after our liquidation (including the distribution of the funds held in the trust account), under Delaware law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

We may have insufficient funds not held in our trust account to implement and complete our dissolution and distribution.

We expect that all costs associated with the implementation and completion of our dissolution and distribution, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot assure you that there will be sufficient funds for such purpose. In addition, our initial shareholders have not provided any written indemnity or guarantee with respect to these costs other than with respect to costs for vendors or service providers that have not signed a waiver. In the event that insufficient funds exist to cover these costs, we would commence appropriate litigation if doing so would be in the best interests of our stockholders, which is a decision that would be made by our board of directors based on its fiduciary duties as set forth under Delaware law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination by December 22, 2008 (or by June 22, 2009 if a letter of intent, agreement in principle or definitive agreement has been executed by December 22, 2008 and the business combination has not yet been consummated by such date), we will dissolve. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly, following December 22, 2008 or, if applicable, June 22, 2009, if we do not complete a business combination (subject to delays as described below), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of Delaware law with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to December 22, 2008 or, if applicable, June 22, 2009, if we do not complete a business combination would proceed in approximately the following manner:

•
our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission, or the SEC;

•
if the SEC does not review the preliminary proxy statement, then, ten days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Since we have not selected any prospective target businesses with which to complete a business combination as of the date of this report, you are unable to ascertain the merits or risks of any particular target business’ operations.

Since we have not yet selected or approached any prospective target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of the acquired company or companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that 40% or more of our public stockholders vote against the transaction even though a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2007, there will be 45,609,375 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of our outstanding warrants, including the founder warrants, and the purchase option issued to CRT Capital Group LLC and I-Bankers Securities, Inc. and all of the 1,000,000 shares of preferred stock available for issuance). Although we have no commitments as of the date of this report to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce stockholders’ equity interest;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of our present directors and officers; and

•	may adversely affect prevailing market prices for our common stock and warrants.

We may issue notes or other debt securities, or obtain bank financing, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date of this report to incur any debt, we may choose to issue notes or other debt securities, or obtain bank financing, to finance a business combination. The incurrence of debt may:

•	lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt;

•	require us to execute documents that contain covenants such as ones that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•
hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.

Unlike most other blank check companies, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 40% or more of the shares outstanding do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Unlike most other blank check companies, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check companies which have a 20% threshold, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Our ability to successfully effect a business combination and to be successful afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to be successful following a business combination will depend upon the efforts of our key personnel. We cannot presently ascertain the future role of our key personnel following a business combination. In making the determination whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that doing so is in the best interests of the combined company post-business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Furthermore, these individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources familiarizing them with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

The loss of key directors and officers could adversely affect our ability to consummate a business combination.

Our operations are dependent upon a relatively small group of key directors and officers consisting of Moshe Bar-Niv, our Chairman and director; Liora Lev, our Chief Executive Officer and director; and Shuki Gleitman, our Chief Technology Officer and director. We believe that our success depends on the continued service of our key directors and officers. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current officers. The unexpected loss of the services of one or more of these key officers or directors could adversely affect our ability to consummate a business combination.

Our directors and officers will allocate their time to other businesses, and, accordingly, may have conflicts of interest in determining as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our directors and officers are and may in the future become affiliated with other businesses in, or invest in, technology or technology-related industries and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate a business combination, we intend to engage in the business of identifying and acquiring a potential target business in a technology or technology-related industry. Our directors and officers are, and may in the future, become affiliated with entities, including other blank check companies, that are engaged in a similar business. Further, certain of our directors and officers are currently involved in other businesses in, or investing in, technology or technology-related industries. Our directors and officers may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. We cannot assure you that these conflicts will be resolved in our favor. At this time, none of our officers or directors are or have been affiliated with another blank check company.

While we currently have no plans to combine with an entity affiliated with one or more of our initial stockholders, we are not prohibited from doing so.

We currently have no plans to combine with an entity affiliated with one or more of our initial stockholders and our management is not aware of any potential business combination opportunity with any such affiliated entities, as of the date of this report.

If, however, it is later determined that this is in the best interest of our stockholders, we may propose to acquire an affiliated company as a “business combination.” In particular, there is nothing in our amended and restated certificate of incorporation or any contractual arrangements to which we are a party which would prohibit us from doing so.

In the event that we were to propose a business combination with an entity affiliated with one or more of our initial stockholders, public stockholders would have two protections:

•
in connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective initial shares of common stock in accordance with the vote of the public stockholders holding a majority of the shares of common stock outstanding. Consequently, unless a majority of the shares held by non-affiliates are voted in favor of any proposed acquisition, the acquisition will not be consummated; and

•
we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm stating that the business combination is fair to our stockholders from a financial point of view.

Despite the foregoing, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Because all of our directors and officers own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors and officers own stock in our company. Our directors and officers, as well as our initial stockholders, have waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Furthermore, certain of our initial stockholders (specifically, M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim, Kelner - Technologies Ltd.; Shrem, Fudim, Kelner & Co. Ltd.; and Elisha Yanay) purchased an aggregate of 3,625,000 warrants in a private placement. The shares of common stock and warrants owned by such directors and officers and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for any reasonable out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our initial stockholders, directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the sum of one-half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, and the $380,000 of proceeds initially held outside of the trust account, unless a business combination is consummated. The amounts of available proceeds and the interest earned on the trust account, net of taxes payable on such interest, available to us to fund our working capital requirements are based on our management’s estimate of the amount needed to fund our operations until June 22, 2009 and consummate a business combination. This estimate may prove to be inaccurate, especially if a portion of the available proceeds and the interest on the trust account available for working capital purposes is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our directors and officers could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Initially, it is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets (excluding deferred underwriting fees)at the time of such business combination. Consequently, initially, it is probable that we will have the ability to complete a business combination with only a single operating business.

It is probable that the company we acquire in our initial business combination will have only a limited number of services or products. The resulting lack of diversification:

•	will result in our dependency upon the performance of a single or small number of operating businesses;

•	may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire, if any.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will be dependent upon interest earned on the trust account, net of taxes payable on such interest, to fund our search for a target company and consummation of a business combination.

As of June 30, 2007, $289,247 is available to us to fund our working capital requirements. We are be dependent upon one-half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, and the $380,000 of proceeds initally held outside of the trust account, to provide us with the working capital we will need to search for a target company and consummate a business combination. If interest rates were to decline substantially, we may not have sufficient funds available to provide us with the working capital necessary to complete a business combination. In such event, we would need to raise additional equity capital or borrow funds from our initial stockholders, including officers and directors, or others or be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the founder warrants, and one-half of the interest earned on the trust account, net of taxes payable on such interest, will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected or approached any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of our initial public offering and the sale of the founder warrants, and one-half of the interest earned on the trust account, net of taxes payable on such interest, prove to be insufficient, either because of the size of the business combination or the depletion of available funds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders as a result of the exercise of conversion rights, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to re-negotiate or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure adequate additional financing could adversely affect the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

Our initial stockholders, directors and officers control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our initial stockholders, directors and officers collectively own 20% of our issued and outstanding shares of common stock. In addition, certain of our initial stockholders (specifically, M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim, Kelner - Technologies Ltd.; Shrem, Fudim, Kelner & Co. Ltd.; and Elisha Yanay) have purchased 3,625,000 warrants from us in a private placement. Any exercise of these warrants by our initial stockholders would increase their ownership percentage. These holdings could allow the initial stockholders, directors and officers to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, directors and officers, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders, directors and officers will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership. In connection with the vote required for our initial business combination, all of our initial stockholders, directors and officers have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.  However, the affiliates and relatives of our initial stockholders, directors and officers were not prohibited from purchasing units in our initial public offering and are not prohibited from purchasing shares in the aftermarket, and they have full voting rights with respect to any shares of common stock they acquired or may acquire, either through our initial public offering or in subsequent market transactions. If they do, we cannot assure you that our initial stockholders, directors and officers, through their affiliates and relatives, will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we have issued warrants to purchase 18,750,000 shares of common stock. We have also sold a total of 3,625,000 warrants to M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim, Kelner - Technologies Ltd.; Shrem, Fudim, Kelner & Co. Ltd.; and Elisha Yanay, certain of our initial stockholders, in a private placement. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

The majority of our initial stockholders are entitled to make up to two demands that we register the resale of their shares of common stock at any time after their shares are released from escrow. If the majority of our initial stockholders exercise their registration rights, then there could be an additional 3,625,000 shares of common stock eligible for trading in the public market. In addition, each of Shrem, Fudim, Kelner - Technologies Ltd. and Shrem, Fudim, Kelner & Co. Ltd., acting together, will be entitled to one demand and unlimited piggy-back registration rights. The increase in the number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

In order not to be regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.” Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or businesses. We will invest the funds in the trust account only in treasury bills issued by the United States having a maturity of 180 days or less or registered money market funds meeting the criteria under Rule 2a-7 under the Investment Company Act until we use them to complete a business combination. By limiting the investment of the funds to these instruments, we believe that we will not be considered an investment company under the Investment Company Act. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination or (ii) absent a business combination, our dissolution, liquidation and distribution of our assets, including the proceeds held in the trust account, as part of our plan of dissolution and liquidation. If we fail to invest the proceeds as described above or if we cease to be primarily engaged in our business as set forth above (for instance, if our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time), we may be considered to be an investment company and thus be required to comply with the Investment Company Act.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to consummate a business combination. We would also become subject to burdensome regulatory requirements, including reporting, record-keeping, voting, proxy and disclosure requirements and the costs of meeting these requirements would reduce the funds we have available outside the trust account to consummate a business combination.

The American Stock Exchange may decline to list or may in the future delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

In connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements at that time as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles or U.S. GAAP, prospective target businesses may be limited.

In accordance with requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. GAAP and audited in accordance with U.S. GAAP. Many foreign companies do not have financial statements prepared in accordance with U.S. GAAP and would need to incur significant time and expense in order to obtain financial statements prepared in accordance with those principles. To the extent that a prospective target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. generally accepted accounting principles, and audited in accordance with U.S. GAAP, we will not be able to acquire such target business. We will enter into a business combination only with a target business that has such financial statements. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

If we determine to change domiciles in connection with a business combination, the new jurisdiction’s laws will likely govern all of our material agreements relating to the operations of the target business and we may not be able to enforce our legal rights.

In connection with a business combination, we may determine to relocate the home jurisdiction of our business from Delaware to a jurisdiction outside of the United States, including Israel. If we determine to do this, the new jurisdiction’s corporate law will control our corporate governance requirements and will determine the rights of our stockholders. The new jurisdiction’s corporate law may provide less protection to our shareholders than is afforded by Delaware law. Any such reincorporation will also likely subject us to foreign regulation, including foreign taxation. In addition, upon reincorporation, we may become a “foreign private issuer” for purposes of U.S. securities laws, which means that we may be subject to less stringent reporting requirements and that some provisions of the U.S. securities laws (such as the proxy rules and the short-swing trading rules) would not apply to us. Furthermore, whether or not we reincorporate outside the United States, the new jurisdiction’s laws will likely govern all of our material agreements relating to the operations of the target business. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States or, in the case of a new U.S. jurisdiction, Delaware. The inability to enforce or obtain a remedy under any of our future agreements in a new jurisdiction could result in a significant loss of business, business opportunities or capital.

Risks Associated with the Industry

We rely on the experience and skills of our management team to identify future trends in the technology and technology-related industries, and to take advantage of these trends, but there is no guarantee that they will be able to do so.

The process of predicting technological trends, especially in sectors developing as fast as the technology and technology-related sectors, is complex and uncertain. After our initial business combination, we may commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on our vision because of, among other things, errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. If we are unable to identify and take advantage of future trends in the technology and technology-related sectors, our business, financial condition and results of operations will be adversely affected.

Our investments in one or more companies in the technology or technology-related industries may be extremely risky and we could lose all or part of our investments.

An investment in companies in the technology or technology-related industries may be extremely risky relative to an investment in other businesses because, among other things, the companies we are likely to focus on:

•
typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses;

•
are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any company we may acquire;

•	generally have less predictable operating results;

•	may from time to time be parties to litigation;

•	may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and

•	may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

If we are unable to keep pace with changes in technology or consumer tastes and preferences, the products or services of any target business that we acquire could become obsolete.

The technology and technology-related industries are generally characterized by intense, rapid technological changes, evolving industry standards and new product and service introductions, often resulting in product obsolescence or short product life cycles. Further, these sectors are very sensitive to changes in consumer tastes and preferences. Our ability to compete after the consummation of a business combination will be dependent upon our ability to develop and introduce products and services that keep pace with changes in technology and consumer tastes and preferences. The success of new products or services depends on several factors, including proper new product or service definition, low component costs, timely completion and introduction of the new product or service, differentiation of the new product or service from those of our competitors and market acceptance of the new product or service. There can be no assurance that we will successfully identify new product or service opportunities, develop and bring new products and services to the market in a timely manner or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services and technologies obsolete or noncompetitive. Our business, financial condition and results of operations following a business combination will depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the costs of existing products and services. If we are unable to keep pace with these changes, our business, financial condition and results of operations will be adversely affected.

Consolidation in the technology and technology-related industries may affect our ability to consummate a business combination and may result in increased competition following a business combination.

There has been a trend toward consolidation in the technology and technology-related industries for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving market and as companies are acquired or are unable to continue operations. The trend towards consolidation will increase demand for target businesses. Furthermore, we believe that industry consolidation will result in stronger competitors. Additionally, rapid industry consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of many participants. This could lead to more variability in operating results and could adversely affect on our business, operating results and financial condition following a business combination.

Companies in technology and technology-related industries require highly-skilled personnel and if we are unable to attract and retain key personnel following a business combination, we will be unable to effectively conduct our business.

The market for technical, creative, marketing and other personnel essential to the development and marketing of technology and technology-related products and services and to the management of technology and technology-related businesses is extremely competitive. Further, companies that have been the target of an acquisition are often a prime target for recruiting of executives and key creative talent. If we cannot successfully recruit and retain the employees we need following consummation of our business combination, or replace key employees after their departure, our ability to develop and manage our businesses will be impaired.

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Furthermore, key aspects of networking technology are governed by industry-wide standards, which are usable by all market entrants. Our competitors may file patent applications or obtain patents and proprietary rights that block or compete with our patents. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

With respect to certain proprietary rights of the target business or businesses that we acquire, such as trademarks and copyrighted materials, we expect that the target business or businesses will have licensed such rights to third parties in the past and we may continue to enter into such agreements in the future. These licensees may, unknowingly to us or the target business or businesses, take actions that diminish the value of the target business or businesses’ proprietary rights or cause harm to the target business or businesses’ reputation. Also, products of the target business or businesses may include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have an adverse effect on our business, operating results and financial condition following a business combination. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

The technology and technology-related industries are highly cyclical, which may affect our future performance and ability to sell our products or services, and in turn, hurt our profitability.

Technology and technology-related products and services tend to be relatively expensive and buyers tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. Conversely, during periods of economic strength, sales of technology and technology-related products and services frequently exceed expectations. As a consequence, revenues and earnings for these companies may fluctuate more than those of less economically sensitive companies. Further, companies in the consumer segments of these industries are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions such as the rate of unemployment, inflation, recessionary environments, the levels of disposable income, debt, interest rates and consumer confidence. Due to the cyclical nature of the technology and technology-related industries, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect the business, financial condition and results of operations of any target businesses that we may acquire.

Government regulation of certain technology or technology-related industries and the uncertainty over government regulation of the Internet could harm our operating results and future prospects.

Certain technology or technology-related industries, including the telecommunications and media sectors, have historically been subject to substantial government regulation, both in the United States and overseas. If we consummate a business combination with a target business or businesses in these sectors, changes in telecommunications requirements in the United States or other countries could affect the sales of our products, limit the growth of the markets we serve or require costly alterations of current or future products. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers.

On the other hand, few laws or regulations currently apply directly to access of or commerce on the Internet. The growth of the technology and technology-related industries is closely tied to the growth of Internet use and new regulations governing the Internet and Internet commerce could have an adverse effect on our business, operating results and financial condition following a business combination. New regulations governing the Internet and Internet commerce could include matters such as changes in encryption requirements, sales taxes on Internet product sales and access charges for Internet service providers.

Risks Related to Operations in Israel

Acquisitions of companies with operations in Israel entail special considerations and risks. If we are successful in acquiring a target business with operations in Israel, we will be subject to, and possibly adversely affected by, the following risks:

If there are significant shifts in the political, economic or military conditions in Israel, it could have a material adverse effect on our profitability.

If we consummate a business combination with a target business in Israel, it will be directly influenced by the political, economic and military conditions affecting Israel at that time. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. On August 14, 2006, a ceasefire was declared relating to that armed conflict. Continued hostilities between Israel and its neighbors and any failure to settle the conflict could have a material adverse effect on the target business and its results of operations and financial condition. Further deterioration of the situation might require more widespread military reserve service by some of the target business’s Israeli employees and might result in a significant downturn in the economic or financial condition of Israel. Israel is also a party to certain trade agreements with other countries, and material changes to these agreements could have an adverse effect on our business. Furthermore, several Arab countries still restrict business with Israeli companies. The operations of the target business in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

In addition, the target business’s insurance may not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, there is no assurance that such government coverage will be maintained. Any of these factors could have a material adverse effect on the target business and on our results of operations and financial condition following a business combination with the target business.

Our operations could be disrupted as a result of the obligation of personnel to perform military service.

Generally, all nonexempt male adult citizens and permanent residents of Israel, including one of our officers and directors, are obligated to perform military reserve duty annually for extended periods of time through the age of 45 (or older for citizens with certain occupations), and are subject to being called to active duty at any time under emergency circumstances. Executive officers or key employees of a target business may also reside in Israel and be required to perform similar annual military reserve duty. In response to increases in terrorist activity and the recent armed conflict with Hezbollah, there have been periods of significant call-ups of military reservists. It is possible that there will be additional call-ups in the future. Our and the target business’s operations could be disrupted by the absence for a significant period of one or more of these directors, officers or key employees due to military service. Any such disruption could adversely affect our operations and profitability.

Because a substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses is incurred in Israeli currency, the revenues of a target business may be reduced due to inflation in Israel and currency exchange rate fluctuations.

A substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses, principally salaries and related personnel expenses, are paid in Israeli currency. As a result, a target business will likely be exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of an Israeli company’s operations, it would therefore have an adverse effect on our dollar-measured results of operations following a business combination.

The termination or reduction of tax and other incentives that the Israeli government provides to qualified domestic companies may increase the costs involved in operating a company in Israel.

The Israeli government currently provides tax and capital investment incentives to qualified domestic companies. The availability of these tax benefits, however, is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with capital contributions by the entity receiving the tax benefits, compliance with a marketing program submitted to the Investment Center of Israel’s Ministry of Industry, Trade and Labor, filing of certain reports with the Investment Center and compliance with Israeli intellectual property laws. Additionally, the Israeli government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli government has reduced the benefits available under these programs and Israeli governmental authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot assure you that such benefits and programs would continue to be available to the target business following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our results of operations following a business combination or make a specific business combination less attractive. Without limiting the foregoing, if the foregoing tax benefits were terminated or reduced, the amount of taxes payable by the target business would likely increase, which could adversely affect our results of operations.

Any Israeli government grants received by the target business for research and development expenditures limit the ability of the target business to manufacture products and transfer know-how outside of Israel. In addition, our acquisition of the target business may be subject to the approval of certain Israeli governmental entities.

The target business we may acquire may be receiving, or may receive following the business combination, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor for the financing of a portion of its research and development expenditures in Israel. Upon our acquisition of such entity, the Office of Chief Scientist will determine whether the entity will be eligible to continue receiving grants following the business combination. When know-how or products are developed using Chief Scientist grants, the terms of these grants limit the transfer of the know-how out of Israel and the ability of the entity receiving such grants to manufacture products based on this know-how outside of Israel without the prior approval of the Office of the Chief Scientist. Any approval, if given, may be subject to additional obligations or limitations. If the target business fails to comply with the conditions imposed by the Office of the Chief Scientist, including the payment of royalties with respect to grants received, it may be required to refund any payments previously received, together with interest and penalties. The difficulties in obtaining the approval of the Office of the Chief Scientist for the transfer of manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that we may wish the target business to enter into in the future that provide for such a transfer. In addition, our acquisition of a target business that shall have received, prior to such acquisition, any tax benefits from the Investment Center and/or research and development grants from the Office of the Chief Scientist, may be subject to the approval of such entities, which approval may be subject to, among other things, an undertaking to observe the law governing the grant programs of the Office of the Chief Scientist.

The anti-takeover effects of Israeli laws may delay or deter a change of control of the target business.

Under the Israeli Companies Law—1999, referred to as the Companies Law, a merger is generally required to be approved by the board of directors and, unless certain requirements described under the Companies Law are met, the shareholders of each of the merging companies. If the share capital of the company that will not be the surviving company is divided into different classes of shares, the approval of each class is also required. A court may disapprove or delay the consummation of a merger if it determines that there is a reasonable concern that the surviving company will be unable to satisfy the obligations of the company not surviving the merger. In addition, a merger may not be completed unless at least 50 days shall have passed from the date that a proposal for approval of the merger was filed by each merging company with the Israeli Registrar of Companies and 30 days have elapsed since shareholder approval of both merging companies was obtained.

The Israeli Companies Law provides that an acquisition of shares in an Israeli public company must be made by means of a special tender offer, if as a result of the acquisition, the purchaser would become a holder of 25% or more of the voting power at general meetings, and no other shareholder owns a 25% stake in the company. Similarly, the Companies Law provides that an acquisition of shares in a public company must be made by means of a special tender offer if, as a result of the acquisition, the purchaser would become a holder of 45% or more of the voting power at general meetings, unless someone else already holds 45% of the voting power. An acquisition from a 25% or 45% holder, which turns the purchaser into a 25% or 45% holder, respectively, does not require a tender offer. An exception to the tender offer requirement may also apply when the additional voting power is obtained by means of a private placement approved by the general meeting of shareholders (which approval shall also refer to the purchaser becoming a holder of 25% or 45%, as the case may be, of the voting power in the subject company). These rules also do not apply if the acquisition is made by way of a merger.

The Companies Law also provides specific rules and procedures for the acquisition of shares held by minority shareholders, if the majority shareholder shall hold more than 90% of the outstanding shares. Such acquisition shall be made through a tender offer to all of the company’s shareholders for the purchase of all of the issued and outstanding shares of the company. If the dissenting and non-responsive shareholders hold more than 5% of the issued and outstanding share capital of the company, the acquirer may not acquire additional shares of the company from shareholders who accepted the tender offer if following such acquisition the acquirer would then own over 90% of the company’s issued and outstanding share capital.

These laws may have the effect of delaying or deterring a change in control of an Israeli company, and should we desire to acquire control of a target business that is an Israeli company we may encounter difficulties achieving such control.

We may be deemed to be effectively managed and controlled from Israel, and thus be treated as an Israeli entity for tax purposes.

Although we were formed under Delaware law and are a U.S. corporation, our directors and officers are all Israeli residents, and shall be managing our affairs from Israel. Additionally, as we will be searching for a target business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination, most of our activities shall be in Israel. Therefore, we may be deemed to be effectively managed and controlled from Israel, and thus be treated as an Israeli entity for tax purposes, in which case we will be taxed according to Israeli law.

Risks Relating to Enforcement of Legal Process

Third parties are likely to have difficulty in enforcing judgments obtained in the United States against us, our officers or our directors.

We, as well as each of our officers and directors, have appointed Corporation Service Company as our agent to receive service of process in any action against us in the United States.

After the consummation of a business combination, it is possible that substantially all of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights against us or to enforce judgments of United States courts given that substantially all of our assets may be located outside of the United States.

Each of our directors and officers resides outside the United States. Each of our officers or directors has consented to service of process in the State of New York and to the jurisdiction of the courts of the State of New York or of the United States of America for the Southern District of New York.

However, since most of our and such persons’ assets are outside the United States, any judgment obtained in the United States against us or such persons may not be collectible within the United States. Furthermore, there is substantial doubt as to the enforceability of civil liabilities under the Securities Act or the Exchange Act in original actions instituted in Israel, and the enforceability of a judgment obtained in the United States against us or our officers and directors may be difficult.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2006, each of the following persons purchased shares of our common stock in a private placement: (i) M.O.T.A. Holdings Ltd., OLEV Holdings Ltd,. FSGL Holdings Ltd each purchased 1,747,500 shares of common stock, of which 286,458 we subsequently forfeited by each stockholder; (ii) Shrem and Fudim, Kelner ─Technologies Ltd. purchased 583,333 shares of common stock; (iii) Shrem and Fudim, Kelner & Co. Ltd. purchased 291,667 shares of common stock; (iv) Elisha Yanay, one of our directors, purchased 82,500 shares of common stock; (v) Josef Neuhaus Ltd, an entity affiliated with our former Chief Executive Officer, Josef Neuhaus, purchased 30,000 shares of common stock (15,000 of which was subsequently transferred to our current Chief Financial Officer, Ido Bahbut); and (vi) Avigdor Kaplan, one of our directors, purchased 20,000 shares of common stock.

On June 22, 2007, we consummated the private sale of 3,625,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $3,625,000. The warrants were purchased by M.O.T.A. Holdings Ltd., FSGL Holdings Ltd, OLEV Holdings Ltd, Shrem, Fudim, Kelner - Technologies Ltd., Shrem, Fudim, Kelner & Co. Ltd. and Elisha Yanay. The warrants are identical to the warrants included in the units sold in the initial public offering except that they may also be exercised on a cashless basis at the discretion of the holder. Each warrant entitles the holder to purchase one share of our common stock at a price of $6.00, commencing on the later of the completion of a business combination with a target business, and June 18, 2008. The warrants will expire at 5:00 p.m., New York City time, on June 18, 2011 or earlier upon redemption. In addition, the purchasers of these warrants have agreed that the warrants and the underlying securities will not be sold or transferred by them until after we have completed a business combination.

The proceeds of the sale of warrants issued in the private placement have been added to the trust account and will be utilized in effecting a business combination. The proceeds of the sale of common stock in the private placement have not been added to the trust account and will be used to fund our working capital requirements.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not Applicable.

ITEM 6. Exhibits.

Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: August 14, 2007	By:	/s/ Ido Bahbut
Ido Bahbut Chief Financial Officer (principal financial, accounting officer)