Form 10-Q/A
period 2007-06-30
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2007-10-01
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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
Yes ☑ No ☐

As of July 31, 2007 there were 26,953,125 shares of Common Stock of the Registrant outstanding.

EXPLANATORY NOTE

Advanced Technology Acquisition Corp. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (the “Form 10-Q”), originally filed August 14, 2007, to (i) correct an error in the number of outstanding shares of the Company’s common stock reported on the cover page of the Form 10-Q and (ii) revise its Balance Sheet to clarify the total outstanding shares of common stock of the Company, including 8,625,000 outstanding shares of common stock classified as redeemable common stock.

Except as specified above, there have been no other changes to the Form 10-Q and this Amendment No. 1 continues to speak as of the date of the Form 10-Q.  This Amendment No. 1 to the original Form 10-Q amends and restates the original Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

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
SIGNATURE
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

BALANCE SHEETS
December 31, 2006 and June 30, 2007

	June 30, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$39,247	$5,987
Bank deposit	250,000	-
Deferred offering costs	-	307,855

Long-term assets
Deposits in escrow	169,518,750	-
Total assets	$169,807,997	$313,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable - stockholders	$-	$74,842
Accounts payable	20,523	-
Notes payable, stockholders	191,313	219,000
	211,836	293,842
Commitment
Redeemable common stock (note 7) Issued and outstanding 8,625,000 shares as of June 30, 2007 (1,562,500 as of December 31, 2006)	67,807,500	6,250
Total liabilities	68,019,336	300,092

Stockholders’ equity (notes 6 & 8)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of June 30, 2007 (4,687,500 as of December 31, 2006) exclusive of 8,625,000 shares outstanding classified as Redeemable common stock	1,833	469
Warrants	3,625,000	-
Additional paid-in capital	98,172,475	18,281
Deficit accumulated during the development stage	(10,647)	(5,000)
Total stockholders’ equity	101,788,661	13,750

Total liabilities and stockholders’ equity	$169,807,997	$313,842

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

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: October 1, 2007	By:	/s/ Ido Bahbut
Ido Bahbut Chief Financial Officer (principal financial, accounting officer)