Form 10-Q
period 2007-09-30
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2007-11-14
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐

As of October 31, 2007, there were 26,953,125 shares Common of Stock of the Registrant outstanding.

ADVANCED TECHNOLOGY ACQUISITION CORP.

FORM 10-Q
For the Quarter Ended September 30, 2007

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets	3
	Statements of Operations	4
	Statement of Cash Flows	5
	Notes to the Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURE		15

Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Balance Sheets

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$49,949	$5,987
Bank deposit	500,000	-
Deferred offering costs	-	307,855
Prepaid expenses	204,450	-

Long-term assets
Investment held in escrow (Note 9)	170,105,545	-
Total assets	$170,859,944	$313,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable - stockholders	$-	$74,842
Accounts payable	23,387	-
Notes payable, stockholders	191,313	219,000
	214,700	293,842
Commitment
Redeemable common stock (Note 7)
Issued and outstanding 8,625,000 shares as of September 30, 2007 (1,562,500 as of December 31, 2006)	67,807,500	6,250
Total liabilities	68,022,200	300,092

Stockholders’ equity (notes 6 & 8)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of September 30, 2007 (4,687,500 as of December 31, 2006) exclusive of 8,625,000 shares outstanding classified as Redeemable common stock	1,833	469
Warrants	3,625,000	-
Additional paid-in capital	98,172,475	18,281
Retained earnings (accumulated deficit) during the development stage	1,038,436	(5,000)
Total stockholders’ equity	102,837,744	13,750
Total liabilities and stockholders’ equity	$170,859,944	$313,842

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Statements of Operations

	Nine months ended September 30, 2007	Three months ended September 30, 2007	For the period August 24, 2006 (inception) to September 30, 2007
Formation and operating costs	$130,900	$118,049	$135,900
Financial income	1,174,336	1,174,182	1,174,336
Net income	1,043,436	1,056,133	1,038,436

Weighted average shares outstanding (Note 2b)	13,764,468	26,953,125
Basic and diluted loss per share	$0.08	$0.04

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Statement of Cash Flows

	Nine months ended September 30, 2007	For the period August 24, 2006 (inception) to September 30, 2007
Cash flows from operating activities
Net income	$1,043,436	$1,038,436
Adjustments to reconcile net income to net cash provided by operating activities:

Accumulated interest from deposits in escrow	(586,795)	(586,795)

Changes in operating assets and liabilities:
Increase in deferred offering costs	-	(233,013)
Increase in prepaid expenses	(204,450)	(204,450)
Increase in accounts payable	7,864	7,864

Net cash used in operating activities	260,055	22,042

Cash flows used in investment activities

Investment in bank deposit and escrow	(170,018,750)	(170,018,750)

Net cash used in investment activities	(170,018,750)	(170,018,750)

Cash flows from financing activities
Proceeds from issuance of notes payable to stockholders	-	219,000
Proceeds from sale of shares of common stock	-	25,000
Proceeds from issuance of shares of common stock, net	166,177,657	166,177,657
Proceeds from issuance of warrants	3,625,000	3,625,000

Net cash provided by financing activities	169,802,657	170,046,657

Net increase in cash and cash equivalents	43,962	49,949

Cash and cash equivalents at the beginning of the period	5,987	-

Cash and cash equivalents at the end of the period	$49,949	$49,949

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

At September 30, 2007, the Company had not yet commenced any operations. All activities through September 30, 2007 relate to the Company’s formation and the Public Offering (“Offering”) described below. The Company has selected December 31 as its fiscal year-end.

On June 22, 2007 the Company completed the offering. Substantially all net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a technology or technology related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following the Company’s initial business combination (“Business Combination”). The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, 98.27% or $169,518,750 of the proceeds from the Offering were deposited in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses (including formation expenses). The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40% of the shares sold in this offering exercise their conversion rights described below. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of the Offering and the business combination relating thereto has not yet been consummated within such 18-month period. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

Note 2 - Significant accounting policies

a. Deferred taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)
Notes to Financial Statements

Note 2 - Significant accounting policies (continued)

b. Loss per share

Basic and diluted loss per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The 6,250,000 Shares issued to the Company’s initial stockholders were issued for $0.004 per share, which is considerably less than the IPO per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D such shares have been assumed to be retroactively outstanding for the period since inception. 26,953,125 options were not included in diluted loss per share because the necessary conditions for their exercisability have not been met.

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

Each Unit consisted of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, if, and only if, the last sales price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. The Company has agreed to pay to the underwriter in the Offering an underwriting discount of 3.25% of the gross proceeds of the Offering and an additional contingent fee of 3.75% of the gross proceeds of the Proposed Offering. Such additional contingent fees are payable after the consummation of the initial business combination. The Company issued an additional 3,625,000 warrants to certain of its initial stockholders (“founder warrants”) in the amount of $3,625,000, which took place in a private placement simultaneously with the consummation of the Offering.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)
Notes to Financial Statements

Note 7 - Redeemable common stock

The balance as at September 30, 2007 represents the amount of shares that may be converted by the shareholders. The amount equals 40% of the proceeds held in the trust.

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

Note 9 - Investment held in escrow

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS 115”).

The investment in escrow consists of short maturity tax exempt municipal bonds. This investment is classified as available for sale which is recorded at fair value, with any appreciation or depreciation in value not yet earned is recorded in Other Comprehensive Income ("OCI"). Interest received during the period is recognized in earnings. The carrying amount of the investment as of September 30, 2007 is identical to it’s initial cost, thus no amount is recorded in OCI.

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

Results of Operations

For the period from August 24, 2006 (inception) to September 30, 2007, we had net income of approximately $1.0 million, representing the interest earned on the Trust Account for such period.

Net income for each of the three months and nine months ended September 30, 2007 was approximately $1.0 million, representing the interest earned on the Trust Account for such periods.

Liquidity and Capital Resources

We generated gross proceeds of $176,125,000 from the sale of the units in our initial public offering and the private placements. After deducting the underwriting discounts and commissions, non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering (including the underwriters’ over-allotment option) were $163,430,000, of which $163,050,000 was deposited into the Trust Account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and the remaining proceeds of $380,000 became available to be used by us to provide for business, legal and accounting due diligence or prospective business combinations and continuing general and administrative expenses. In addition, $6,468,750, representing the deferred underwriting discounts and commissions, were deposited into the Trust Account for a total of $169,518,750 deposited into the Trust Account. The amounts deposited into the Trust Account remain on deposit in the Trust Account earning interest.

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

M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have loaned us an aggregate of $219,000 for the payment of a portion of the offering expenses and have incurred an additional $183,537 of liabilities relating to our initial public offering. These non-interest bearing loans were payable on September 14, 2007, unless deferred by us up to 12 months based on expected cash flow needs. Payment of such loans were deferred until October 2007, at which time we repaid all amounts due and owing. The outstanding balance of the deferred loan payments as of September 30, 2007 was $191,313.

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

ITEM 4. Controls and Procedures.

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, we are in compliance with Rule 139-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 contained all of the risk factors that would otherwise be reported in an annual report on Form 10-K. Such risk factors have not materially changed as of September 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: November 13, 2007	By:	/s/ Ido Bahbut
Ido Bahbut
Chief Financial Officer (principal financial, accounting officer)