Form 10-K
period 2007-12-31
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2008-03-26
CIK 1374796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to _____________

Commission file number: 001-33544

ADVANCED TECHNOLOGY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	68-0635064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 A Achimeir Street
Ramat Gan, Israel 52587
(Address of principal executive offices, including ZIP Code)

011-972-3-751-3707
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant Common Stock included in the Units Warrants included in the Units	American Stock Exchange American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer  ☒   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

The aggregate market value of units (consisting of one share of common stock and one warrant) held by non-affiliates of the registrant as of June 30, 2007, as reported on the American Stock Exchange was approximately $173,578,125. Shares of common stock were not publicly traded on the American Stock Exchange as of that date.

As of March 18, 2008, the registrant had 26,953,125 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

ADVANCED TECHNOLOGY ACQUISITION CORP.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; the addition of an independent director to our board of directors and audit committee; limited pool of prospective target businesses; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in Israel. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A, “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1. BUSINESS

General

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

We intend to utilize cash derived from the proceeds of our completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Our initial business combination must be with an operating business whose fair market value is equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of such acquisition. We may seek to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value of at least, or greater than, 80% of our net assets at the time of such an acquisition. There is no limitation on our ability to raise such additional funds through the sale of securities or the incurrence of indebtedness. We have not entered into any financing arrangements or had discussions, formal or otherwise, with any third parties with respect to such financing arrangements.

A registration statement for our initial public offering was declared effective on June 18, 2007. On June 22, 2007, we closed our initial public offering of 21,562,500 units (including the underwriters’ over-allotment option of 2,812,500 units) with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. The units from the initial public offering (including the underwriters’ over-allotment option) were sold at an offering price of $8.00 per unit. On June 22, 2007, we also consummated the private sale of 3,625,000 warrants at a price of $1.00 per warrant to certain of our initial stockholders. Our common stock and warrants started trading separately on July 11, 2007.

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

Our offices are located at 14 A Achimeir Street, Ramat Gan 52587 Israel, and our telephone number is 011-972-3-751-3707.

Focus on Israel

Over the course of the past decade, Israel has emerged as a favorable environment for technology and technology-related companies. Based on information publicly available from the Israel Venture Capital (IRC) Research Center, the Israel Venture Association (IVA) and the Government of Israel’s Ministry of Industry, Trade and Labor, we believe that Israel represents an attractive environment for a target business for several reasons, including:

• Israel’s Central Bureau of Statistics reported that Israel’s Gross Domestic Product grew by 4.9% in 2005 and by 5.9% in the first six months of 2006 (on an annualized basis), ranking it as one of the fastest growing economies in the Western world;

• Israel’s Central Bank reported that foreign investments in Israel have risen consecutively in the last three years, reaching $9.7 billion in 2005, a 67% rise from 2004, and a record $11.9 billion in the first six months of 2006;

• According to the Israeli Ministry of Industry, Trade and Labor, Israeli companies are offered favorable tax incentives and government funding plans;

• According to the Israeli Ministry of Industry, Trade and Labor, Israel offers the modern infrastructure, protection and services required for businesses to compete effectively including protection of trademarks and patents, a transparent financial and legal system and sophisticated capital markets that allow companies to simultaneously list their securities on Israeli and foreign exchanges;

• Fitch and other rating agencies have maintained Israel’s credit rating at “A-”, noting the rapid growth of the Israeli economy, Israel’s low government deficit and a decrease in the Israeli government’s debt level as positive factors in the country’s risk profile;

• According to the Israeli Ministry of Foreign Affairs, Israeli universities and research institutions have produced significant research and innovations and, due to their outstanding reputation, have attracted prominent scientists, researchers, and professors from outside of Israel;

• According to the Israeli Ministry of Finance, Israel has one of the highest per-capita ratios of engineers in the world;

• According to the Consulate General of Israel, Israel has more startup companies, in absolute terms, than any other country in the world other than the United States;

• Israeli-based technology companies rank as the most listed non-U.S. based technology companies on the Nasdaq Stock Market, according to the Nasdaq Stock Market, and also rank highly in the number of listed technology companies on many European stock exchanges; and

• In 2005, the Israeli Government continued its policy of accelerated privatization and has pledged to maintain this policy in 2006.

To amplify on these reasons, it is worth noting that Israel offers:

• A highly educated and trained work force: Israeli companies have access to a large pool of software and hardware engineers, a majority of whom were trained in Israel Defense Forces’ elite technology units or in the former Soviet Union. In addition, due mainly to the highly talented and technically educated workforce, many global technology companies have established research and development facilities in Israel, including: Microsoft, Intel, Hewlett Packard, IBM, Motorola, 3Com, Lucent, Cisco, Applied Materials, AOL, National Semiconductors and others. These global technology companies also serve as a source of seasoned managers and entrepreneurs for emerging growth companies.

• Commercialization and adaptation of defense technologies: Cutting-edge technologies are being developed in Israel for use by the Israeli defense forces. Israeli technology companies have successfully converted and adapted defense technologies to civilian applications. This is due in part to the highly trained engineers and technicians who enter the private sector after having completed their military service and contribute to the advancement of Israeli technology companies.

• Government incentives: In order to boost investment in the technology sector, the Israeli government initiated various incentives to both the investment community and to technology companies. Various tax breaks and grants from the Office of the Chief Scientist are provided to emerging growth companies. These initiatives led to tremendous growth in the technology industry during the past decade.

Additionally, according to the Israel Venture Capital Research Center, since 1999, $11 billion in venture capital has been invested in Israel’s technology industry, which funded more than 1,500 technology companies.

We believe that this high degree of venture capital being invested in Israel, when compared to other countries, makes Israel a favorable environment for making acquisitions, as there should be a greater number of prospective target businesses searching for a way to provide their investors with a return on their investment, or a liquidity event. Typical liquidity events include an initial public offering, a sale or merger, or the payment of a dividend.

We will not enter into a business combination unless the target company already has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until such time as a business combination is consummated, if ever. We intend to use cash derived from the proceeds of our initial offering and the sale of the founder warrants simultaneously with the closing of our initial offering, and issuances of our capital stock, debt or any combination thereof to effect a business combination. Although substantially all of the net proceeds of our initial offering (excluding the amount held in the trust account representing the deferred portion of the underwriter’s fees) are intended to be generally applied toward effecting a business combination as described in this report, the proceeds are not otherwise designated for any more specific purpose. A business combination may involve the acquisition of, or merger with, an operating business that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These consequences include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or may possess weak management, but, in our belief, possesses long-term growth potential. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business

To date, we have not selected any target businesses for a business combination. Subject to the requirements that a target business (a) have operations or facilities located in Israel, or intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination, (b) be in a technology or technology-related industry and (c) have a fair market value of at least 80% of our net assets (excluding deferred underwriting fees) at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. We have not conducted any research with respect to identifying potential acquisition candidates for our company, or with respect to determining the likelihood or probability of whether or not we will be able to locate and complete a business combination. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the particular target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot make any assurances that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis since many of these sources will have read this report and know what types of business we are targeting.. Our management team has extensive experience in the technology and technology-related industries, and has the experience and skills necessary to identify, acquire and assist the appropriate target business or businesses. Furthermore, through their considerable experience in technology and technology-related businesses, our management team has acquired extensive contacts and sources from which to generate acquisition opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, business brokers, investment bankers, attorneys and accountants.

Our initial stockholders, our officers and directors, and their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our initial stockholders, our officers and directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, the consummation of a business combination; provided, however, that we are permitted to pay a finders fee or other compensation to Shrem, Fudim, Kelner & Co. Ltd. and/or to Shrem, Fudim, Kelner - Technologies Ltd. should they provide us services prior to or in connection with a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirements that a target business (a) have operations or facilities located in Israel, or intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination, (b) be in a technology or technology-related industry and (c) have a fair market value of at least 80% of our net assets (excluding deferred underwriting fees) at the time of the acquisition, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

In evaluating a prospective target business, our management team will likely consider one or more of the following factors:

• financial condition and results of operations (including whether a business could be improved with new management and changes to operational and capital strategies);

• both long-term and short-term growth potential (including the degree to which opportunities for growth exist through internal expansion, industry consolidation, globalization or innovative business strategies);

• experience and skill of the target’s management and availability of additional personnel;

• competitive position (including strength of brands, if any, customer loyalty and product quality reltive to its competitors);

• regulatory or technical barriers to entry, and their potential effect on the long-term competitive environment of the target business;

• stage of development of the products, processes or services including the degree of current or potential market acceptance of the products, processes or services;

• capital requirements (including required working capital and capital expenditures, and their effect on the company’s cash flows);

• earnings and operating margins;

• nature of the customers and contracts;

• stability and continuity in customer relationships;

• degree of current or potential market acceptance of the products, processes or services;

• proprietary features and degree of intellectual property or other protection of the products, processes or services;

• regulatory environment of the relevant industry sector; and

• costs associated with effecting the business combination

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with an operating business will be based on the above factors as well as other considerations deemed relevant by our management team in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we intend to conduct an extensive due diligence review of the target business that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that will be made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business. However, we would weigh the risks of potential liability and amount of exposure to the trust fund against the attractiveness of the particular business opportunity in making any such decision.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and their stockholders, as well as our own stockholders. We cannot make any assurances, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. We will not pay any finders or consulting fees to our existing stockholders, directors or officers or special advisors, or any of their respective affiliates, for services rendered in connection with a business combination; provided, however, that we are permitted to pay a finders fee or other compensation to Shrem, Fudim, Kelner & Co. Ltd. and/or to Shrem, Fudim, Kelner - Technologies Ltd. should they provide us services prior to or in connection with a business combination. However, our existing stockholders, directors and officers will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value or if a conflict of interest exists with respect to such determination - which is likely to occur only in those situations in which the target business is outside the scope of the expertise of our officers or in those situations in which the proposed business combination was with an entity which is affiliated with any of our initial stockholders - we will obtain an opinion from an unaffiliated, independent financial services firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, initially, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification:

• will result in our dependency upon the performance of a single operating business;

• will result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

• may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. We may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire.

• Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination, we cannot make any assurances that our assessment of the target business’ management will prove to be correct. In addition, we cannot make any assurances that the target business’ management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, although our directors and officers intend to remain associated with us after the consummation of our initial business combination, the future role, if any, of our directors and officers in the target business cannot presently be stated with any certainty since we cannot predict the structure of the business combination or the operations of the target company we will pursue. Although we expect one or more members of our management to serve on our board of directors following a business combination, subject to continued election by the stockholders, it is unlikely that any of our officers or directors will devote their full efforts to our affairs subsequent to a business combination. We may request continued representation of our management on the board of directors in our negotiation with a target company. We will consider a target company’s response to this request in determining whether the acquisition is in the best interest of our shareholders. Moreover, we cannot make any assurances that our directors and officers will have significant experience or knowledge relating to the operations of the particular target business acquired. For example, if we were to acquire a target business with diverse operations or a division of a company that has a specialized operation, we may have to hire additional management personnel for our post-business combination operations.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot make any assurances that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management of the target business.:

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the structure of the business combination is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the target business.

In connection with any vote required for our initial business combination, all of our existing stockholders, directors and officers, have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, directors and officers. As a result, our existing stockholders, directors and officers will not have any conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our public stockholders other than our existing stockholder, directors and officers. We will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our existing stockholders, directors and officers, the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our existing stockholders, directors and officers will not have this right with respect to the shares owned by them, because they have agreed to vote their shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, directors and officers. The actual per-share conversion price will be equal to the amount in the trust account, including the amount held in the trust account representing the deferred portion of the underwriter’s fee, but excluding one-half of the interest earned on the trust account, net of taxes payable on such interest, that will be released to us on a monthly basis to fund our working capital requirements, as of two business days prior to the consummation of the business combination, divided by the number of units sold in our initial offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $7.64, or $0.36 less than the per-unit offering price of $8.00. There may be a disincentive for public stockholders to exercise their conversion rights due to the fact that the amount available to such stockholders is likely to be less than the purchase price paid for the unit in the offering. Voting against the business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the business combination is voted upon by the stockholders. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement at or prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of the business combination. Public stockholders who convert their stock into their share of the trust account retain their warrants. We will not complete any proposed business combination for which our public stockholders owning 20% or more of the shares sold in our initial offering, other than our existing stockholders, directors and officers, both vote against a business combination and exercise their conversion rights.

We will not complete any business combination if public stockholders owning 25% or more of the shares sold in our initial public offering exercise their conversion rights. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 24.99% of the public stockholders may exercise their conversion rights and the business combination will still go forward.

Liquidation if no business combination

Pursuant to the terms of our amended and restated certificate of incorporation, if we do not complete a business combination by December 22, 2008 (18 months after June 22, 2007, the date we consummated our initial offering), or by June 22, 2009 if the extension criteria described below have been satisfied, as part of any plan of dissolution and distribution in accordance with the applicable provisions of the Delaware General Corporation Law, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, including the amount representing the deferred portion of the underwriter’s fees, but excluding one-half of the interest earned on the trust account, net of taxes payable on such interest, that will be released to us on a monthly basis to fund our working capital requirements, plus any remaining net assets. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our board has agreed to dissolve after the expiry of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the trust account and the funds will not be available for any other corporate purpose. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate the trust account to our public stockholders. Our existing stockholders, directors and officers have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock owned by them prior to our initial offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial offering. There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

Without taking into account interest, if any, earned on the trust account, the initial per-share liquidation value of the trust account would be approximately $7.64, or $0.36 less than the per-unit offering price of $8.00. We also will have access to any funds available outside the trust account and to one-half of the interest earned on the trust account, net of taxes payable on such interest, that will be released to us on a monthly basis to fund our working capital requirements with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and liquidation currently estimated at approximately $50,000 to $75,000). However, we cannot make any assurances that the actual per-share liquidation value of the trust account will not be less than approximately $7.64, plus interest, due to claims of creditors that exceed the funds available outside the trust account or released to us to fund working capital requirements.

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

If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances in which we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party's engagement would be significantly more beneficial to us than any alternative.

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

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.64, plus one-half of the interest earned on the trust account, net of taxes payable on such interest, for the relevant period, due to claims of such creditors or other entities.

Our founding stockholders, M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd, have agreed that, subject to the qualifications stated below, they will be liable to cover claims made by vendors for services rendered or contracted for, or for products sold to us, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation. This indemnification is limited to claims of vendors that do not execute a waiver of all right in or to the monies held in the trust account. Claims by vendors or other entities that executed such a waiver agreement would not be indemnified by our founding stockholders. For the avoidance of doubt, our founding stockholders will not have any liability as to any claimed amounts owed - directly or indirectly - including, without limitation, liabilities to an acquisition target, any third party who executed a waiver or the underwriter of our initial offering, except as set forth above.

The indemnification provision described above is set forth in the insider letter agreements, dated September 29, 2006, which are filed as exhibits to the registration statement that was declared effective on June 18, 2007.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to December 22, 2008 (18 months after June 22, 2007, the date we consummated our initial public offering), but are unable to complete the business combination by December 22, 2008, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by June 22, 2009 (the 24-month period from June 22, 2007, the date we consummated our initial public offering), we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. We will promptly instruct the trustee to commence liquidating the investments constituting the trust account after the expiration of the applicable 18-month or 24-month period and upon the approval by our stockholders of our plan of dissolution and distribution.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we are obligated to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the trust is remote. Moreover, because we are obligated to obtain the waiver agreements described above, the funds held in trust should be excluded from the claims of any creditors who executed such agreements in connection with any bankruptcy proceeding.

We expect that all costs associated with the implementation and completion of our dissolution and distribution, which currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot make any assurances that there will be sufficient funds for such purpose. To the extent such funds are not available, M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have agreed to advance the necessary funds. However, there can be no assurance that M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd will be able to meet their obligations under this agreement.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

• our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

• upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission, or the SEC;

• if the SEC does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

• if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve of reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Other than in the event of a public stockholder seeking to convert its shares into cash upon a business combination that such stockholder voted against and that is actually completed by us, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of June 22, 2009 (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation), the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to June 22, 2009, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

In connection with the vote required for any business combination, our initial stockholders have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial offering, in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution but only with respect to their initial shares and the shares of common stock underlying any founder warrants held by them at the time of such liquidation.

 Competition

In identifying, evaluating and pursuing a target business, we expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital funds, leveraged buyout funds, private equity firms, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities and individuals are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

• our obligation to seek stockholder approval of a business combination may impede or delay the completion of a transaction;

• our obligation to convert shares of common stock into cash in certain instances may reduce the resources available to effect a business combination; and

• our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by a target business.

Any of these factors may place us at a competitive disadvantage in consummating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will, in all likelihood, be intense competition from competitors of the target business. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot make any assurances that, subsequent to a business combination, we will have the resources to compete effectively.

Israeli Government Programs

Israeli companies are generally subject to income tax on their taxable income at the rate of 31% for the year 2006, 29% for 2007, 27% for 2008, 26% for 2009 and 25% for year 2010 and thereafter.

We do not intend to restrict our search for a business combination to companies that could benefit from favorable Israeli government programs. However, it is possible that we would effectuate a business combination with such a company. The Israeli government currently provides tax and capital investment incentives to qualified domestic companies. Additionally, the Israeli government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli government has reduced the benefits available under these programs and Israel Government authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot make any assurances that such benefits and programs would continue to be available following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our results of operations following a business combination or make a specific business combination less attractive.

The Companies Law

Under the Companies Law, Israeli companies are subject to certain restrictions with respect to changes in control of the company:

Tender Offer. The Companies Law provides that an acquisition of shares of a public company must be made by means of a special tender offer if as a result of the acquisition the purchaser would become a holder of 25% or more of the voting power of the company. This rule does not apply if there is already another 25% shareholder of the company. Similarly, the Companies Law provides that an acquisition of shares in a public company must be made by means of a special tender offer if as a result of the acquisition the purchaser would become a holder of 45% or more of the voting power of the company, if there is no 45% or greater shareholder of the company. An acquisition from a 25% or 45% holder, which turns the purchaser into a 25% or 45% holder respectively, does not require a tender offer. An exception to the tender offer requirement may also apply when the additional voting power is obtained by means of a private placement approved by the general meeting of shareholders (which approval shall also refer to the purchaser becoming a holder of 25% or 45%, as the case may be, of the voting power in the subject company). These special tender offer requirements do not apply to companies whose shares are listed for trading outside of Israel if, under local law or the rules of the stock exchange on which their shares are traded, there is a limitation on the percentage of control which may be acquired or the purchaser is required to make a tender offer to the public.

Furthermore, under the Companies Law, a person may not acquire shares in a public company if, after the acquisition, he will hold more than 90% of the shares or more than 90% of any class of shares of that company, unless a full tender offer is made to purchase all of the shares or all of the shares of the particular class. The Companies Law also provides that as long as a shareholder in a public company holds more than 90% of the company’s shares or of a class of shares, that shareholder shall be precluded from purchasing any additional shares (an exception exists where the shareholder held on February 1, 2000 over 90% of the shares or of any class of shares, in which case he may purchase additional shares by means of a full tender offer, provided that such tender offer is accepted by the holders of a majority of the shares or the class of shares, as the case may be, with respect to which the tender offer is made). If a full tender offer is accepted such that less than 5% of the shares of the company are not tendered, all of the shares will be transferred to the ownership of the purchaser. If 5% or more of the shares of the company are not tendered, the purchaser may not purchase shares in a manner which will grant him more than 90% of the shares of the company. If a full tender offer is successful, any shareholder may petition the court to alter the consideration for the acquisition.

Merger. The Companies Law permits merger transactions if approved by each party’s board of directors and, unless certain requirements described in the Companies Law are met, by the holders of a majority of each party’s shares voted on the proposed merger at a shareholders’ meeting called on at least 21 days’ prior notice. Under the Companies Law, merger transactions may be approved by holders of a simple majority of our shares present, in person or by proxy, at a general meeting and voting on the transaction (unless the company was incorporated prior to the Companies Law, and did not change its articles of association to allow for a simple majority, in which case the approval of 75% of the voting power present at the meeting, is necessary for approval). In determining whether the required majority has approved the merger, if shares of a company are held by the other party to the merger, or by any person holding at least 25% of the outstanding voting shares or 25% of the means of appointing directors of the other party to the merger, then a vote against the merger by holders of the majority of the shares present and voting, excluding shares held by the other party or by such person, or anyone acting on behalf of either of them, is sufficient to reject the merger transaction. If the transaction would have been approved but for the exclusion of the votes of certain shareholders as provided above, a court may still approve the merger upon the request of holders of at least 25% of the voting rights of a company, if the court holds that the merger is fair and reasonable, taking into account the value of the parties to the merger and the consideration offered to the shareholders. Upon the request of a creditor of either party to the proposed merger, the court may delay or prevent the merger if it concludes that there exists a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy the obligations of the party not surviving the merger. In addition, a merger may not be completed unless at least 30 days have passed from the receipt of approval of each merging company’s shareholders and 50 days have passed from the time that a proposal for approval of the merger has been filed by each merging company with the Israeli Registrar of Companies.

Additional Israeli laws may be applicable to us depending on the industry and operations of the target business.

Factors Considered in Determining Offering Size and Amount to be Deposited in Trust

The factors that were considered in determining both the size of the offering and the percentage of the proceeds to be deposited in the trust fund were market-related and were not, in any way, related to specific companies in the target region, none of which have been identified as of this time.

With respect to the size of the offering, we, in consultation with the underwriter, determined that the target businesses that we are likely to be focused on are those with a market capitalization of between $150 million and $400 million. As it would be our goal to own all or some portion of the combined business following a business combination, we determined that the optimal size of our initial offering was $200 million, realizing that we can utilize cash on hand, borrowed funds, or the issuance of additional securities in order to effect a business combination.

With respect to the percentage of the proceeds to be deposited in the trust fund, this was determined based on our sense, following discussions with the underwriter, as to what investors are now requiring for these types of transactions. The goal behind this process was to maximize the trust fund per share so as to benefit the public stockholders. In order to be able to have $7.64 per share deposited into the trust fund, certain of our initial stockholders have committed to purchase founder warrants from us for an aggregate purchase price of $2,000,000.

Enforceability of Certain Civil Liabilities and Agent for Service of Process in the United States

We have appointed Corporation Service Company as our agent to receive service of process in any action against us in the United States. Each of our officers and directors has consented to service of process in the State of New York and has appointed Corporation Service Company as his agent in the State of New York upon which service of process against him may be made.

Each of our directors and officers reside outside the United States. As described above, each of our officers or directors has consented to service of process in the State of New York and to the jurisdiction of the courts of the State of New York or of the United States of America for the Southern District of New York. However, since most of our and such persons’ assets are outside the United States, it may not be possible for investors to enforce against them judgments of United States courts predicated upon civil liability provisions of the United States federal or state securities laws, and the enforceability in Israel of a judgment obtained in the United States against us or our officers and directors may be difficult. Moreover, there is substantial doubt as to the enforceability in Israel against us or any of our directors and officers who are not residents of the United States, in original actions in Israel of civil liabilities predicated solely on the Securities Act of 1933, as amended (referred to herein as the Securities Act), or the Exchange Act. This is due to the fact that Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim, and even if it would hear the claim it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact which can be time-consuming and costly.

Facilities

We maintain our executive offices at 14 A Achimeir Street, Ramat Gan 52587 Israel. The cost for this space is included in the $10,000 per month fee that LMS Nihul, an affiliate of M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd, three of our initial stockholders, charges us for general and administrative service pursuant to a letter agreement between us and LMS Nihul. This arrangement is solely for our benefit and is not intended to provide LMS Nihul or our officers or directors compensation in lieu of salary. We believe, based on rents and fees for similar services in Israel, that the fee charged by LMS Nihul is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Legal Proceedings

We are not a party to any pending legal proceedings.

Employees

We currently have three officers, two of whom are members of our board of directors. These individuals will not receive any compensation prior to the consummation of our initial business combination other than reimbursement for reasonable out-of-pocket expenses incurred by them on our behalf. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our securities could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest (if at all), after the consummation of a business combination. We cannot make any assurances as to when, or if, a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case we will be forced to liquidate.

We must complete a business combination with a fair market value equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of the acquisition by December 22, 2008 (18 months after June 22, 2007, the date we consummated our initial public offering (or by June 22, 2009, 24 months after the date we consummated our initial public offering) if a letter of intent, agreement in principle or a definitive agreement has been executed by December 22, 2008 and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are forced to dissolve and liquidate before a business combination, our public stockholders are likely to receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.

If we are unable to complete a business combination and are forced to dissolve and liquidate our assets, the per-share liquidation amount is likely to be less than $8.00, assuming current rates of interest, because of the expenses related to our initial offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If the proceeds held outside the trust are insufficient to allow us to operate until at least June 18, 2009, we may be unable to complete a business combination.

We believe that, prior to the consummation of a business combination, the sum of one-half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, and the $380,000 of proceeds held outside of the trust account, will be sufficient to cover our operating expenses until June 18, 2009 and to cover the expenses incurred in connection with a business combination. These amounts are based on our management’s estimate of the amount needed to fund our operations for the 24-month period following June 18, 2007, the date our registration statement was declared effective, to consummate a business combination and to fund our working capital requirements. This estimate may prove inaccurate, especially if we expend a significant portion of the available funds in pursuit of a business combination that is not consummated. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our existing stockholders, directors and officers or from third parties. We may not be able to obtain additional financing, and our existing stockholders, directors and officers are not obligated to provide any additional financing to us. If we do not have sufficient funds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination. If we are able to obtain additional financing in order to fund due diligence and other expenses associated with locating a target business, and if such additional financing were in the form of a loan, such loan would be incurred by us. To the extent that a business combination is not ultimately consummated and that the funds held outside of the trust account are not sufficient to repay such loan, M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have agreed to advance the funds necessary to repay such loan. In the event that M.O.T.A Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd are unable to repay such loan and to the extent that there are not funds available outside of the trust account for such purpose, then Moshe Bar-Niv, Dr. Shuki Gleitman and Liora Lev have agreed that they will be personally liable to repay such loan.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial offering are intended to be used to complete a business combination with an operating business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the successful consummation of our initial offering and subsequently filed a Current Report on Form 8-K with the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

Failure to comply with the American Stock Exchange’s requirements regarding the composition of our board of directors and audit committee could result in the delisting of our common stock from the American Stock Exchange and adversely affect the market for our common stock.

In order for our common stock to continue to be listed on the American Stock Exchange, we must comply with listing standards regarding the independence of our board of directors and members of our audit committee. In particular, the American Stock Exchange’s rules require that a majority of our directors and all of the members of our audit committee be “independent,” as defined under the American Stock Exchange’s rules, by no later than the first anniversary following the completion of our initial offering. We do not currently meet these requirements.

If we are unable to change the composition of our board of directors and our board committees to comply with these requirements, our common stock may be delisted from the American Stock Exchange and the liquidity and trading price of common stock may be adversely affected.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based on publicly available information as of June 18, 2007, the date our registration statement was declared effective, since August 2003, approximately 101 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 24 companies have consummated a business combination, while 22 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combination. Additionally, five of these companies have recently announced that they will dissolve and distribute their assets to stockholders. Accordingly, there are approximately 50 blank check companies in the United States with more than $4.8 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are approximately 37 additional offerings for blank check companies in the United States seeking to raise more than $3.2 billion that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within the technology or technology-related industries, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot make any assurances that we will be able to effectuate a business combination within the required time period. Further, because only 46 of such companies have either consummated a business combination or entered into definitive agreements or letters of intent with respect to potential business combinations, it may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot make any assurances that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot make any assurances that we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 46 of the 101 blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into definitive agreements or letters of intent with respect to potential business combinations, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within 18 months after the consummation of our initial offering (or within 24 months after the consummation of our initial offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of our initial offering and the business combination has not yet been consummated within such 18 month period), we will be forced to liquidate.

Under Delaware law, the requirements and restrictions relating to our initial offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
upon consummation of our initial offering and the private placement of the founder warrants, the net proceeds of $147,750,000 were placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in our amended and restated certificate of incorporation;

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination only if approved by a majority of our stockholders and public stockholders owning less than 40% of the shares sold in our initial offering exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share (based on the number of units sold in our initial offering) of the trust account;

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this report, then we will be dissolved and distribute to all of our public stockholders their pro rata share (based on the number of units sold in our initial offering) of the trust account and any remaining net assets; and

•
we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified in this report, including the requirement that the business combination be with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination, and whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a shareholders meeting, at which the holders of a majority of our outstanding stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions. However, we view these provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions.

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

The ability of our public stockholders to receive the proceeds held in the trust account is subject to any valid claims by our creditors which are not covered by amounts held in the trust account or the indemnification provided by certain of our initial stockholders (described below). Furthermore, no distributions may be made from the trust account until provisions for the payment of creditors have first been made in accordance with the applicable provisions of Delaware law. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.88, plus one-half of the interest earned on the trust account, net of taxes payable on such interest, for the relevant period, due to claims of such creditors or other entities.

If we are unable to complete a business combination, and are forced to liquidate and distribute the proceeds held in trust to our stockholders, certain of our executive officers - specifically, Moshe Bar-Niv, Shuki Gleitman and Liora Lev - have agreed, subject to the qualifications and exceptions stated below, that they will be personally liable, on a joint and several basis, to ensure that the proceeds in the trust fund are not reduced by claims made by (and only by) a vendor or service provider for services rendered, or products sold, to us, or by a prospective acquisition target (each, a “Guaranteed Creditor”). However, neither Moshe Bar-Niv, Shuki Gleitman and Liora Lev will have any personal liability as to (i) any claimed amounts owed to a Guaranteed Creditor who executed a agreement waiving any right, title, claim or interest of any kind in and to all monies held in the trust, or (ii) as to any claims under our indemnity of the underwriters of our initial offering against certain liabilities, including liabilities under the Securities Act. They will not be personally liable to pay any of our debts and obligations except as described above.

We cannot make any assurances that Messrs. Bar-Niv and Gleitman and Ms. Lev have sufficient funds to satisfy these indemnification obligations or that the proceeds in the trust account will not be reduced by such claims.

In addition, even after our liquidation (including the distribution of the funds held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot make any assurances that third parties will not seek to recover from our stockholders amounts owed to them by us. Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

We may have insufficient funds not held in our trust account to implement and complete our dissolution and distribution.

We expect that all costs associated with the implementation and completion of our dissolution and distribution, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot make any assurances that there will be sufficient funds for such purpose. In addition, our initial shareholders have not provided any written indemnity or guarantee with respect to these costs other than with respect to costs for vendors or service providers that have not signed a waiver. In the event that insufficient funds exist to cover these costs, we would commence appropriate litigation if doing so would be in the best interests of our stockholders, which is a decision that would be made by our board of directors based on its fiduciary duties as set forth under Delaware law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination by December 22, 2008, 18 months after the date we consummated our initial public offering (or by June 22, 2009, 24 months after the date we consummated our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot make any assurances that third parties will not seek to recover from our stockholders amounts owed to them by us.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly upon the expiration of the 18-month or 24-month time periods, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the Delaware General Corporation Law with respect to our dissolution and liquidation. We cannot make any assurances that claims will not be brought against us for these reasons.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

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

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

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

Since we have not selected any prospective target businesses with which to complete a business combination, there is no basis to evaluate the merits or risks of any particular target business’ operations.

Since we have not yet selected or approached any prospective target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of the acquired company or companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot make any assurances that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot make any assurances that an investment in our units will not ultimately prove to be less favorable to investors in our initial offering than a direct investment, if an opportunity were available, in any particular target business.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that 40% or more of our public stockholders vote against the transaction even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial offering and the sale of the founder warrants, there were 30,875,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of our outstanding warrants, including the founder warrants, and the purchase option issued to CRT Capital Group LLC and I-Bankers Securities, Inc. and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date hereof to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of investors in our initial offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

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

Although we have no commitments as of the date hereof to incur any debt, we may choose to issue notes or other debt securities, or obtain bank financing, to finance a business combination. The incurrence of debt may:

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

Unlike most other blank check offerings, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which our stockholders may not agree, and our stockholders may not receive the full amount of your original investment upon exercise of your conversion rights.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our existing stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 40% or more of the shares sold in our initial offering do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

Unlike most other blank check offerings, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our existing stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings which have a 20% threshold, we allow up to approximately 39.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to be successful following a business combination will depend upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be ascertained. In making the determination whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that doing so is in the best interests of the combined company post-business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot make any assurances that our assessment of these individuals will prove to be correct. Furthermore, these individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

The loss of key directors and officers could adversely affect our ability to consummate a business combination.

Our operations are dependent upon a relatively small group of key directors and officers consisting of Moshe Bar-Niv, our Chairman and director; Liora Lev, our Chief Executive Officer and director; and Shuki Gleitman, our Chief Technology Officer and director. We believe that our success depends on the continued service of our key directors and officers. We cannot make any assurances that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current officers. The unexpected loss of the services of one or more of these key officers or directors could adversely affect our ability to consummate a business combination.

Our directors and officers will allocate their time to other businesses, and, according, may have conflicts of interest in determining as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

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

Our directors and officers are and may in the future become affiliated with other businesses in, or investing in, technology or technology-related industries and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the consummation of our initial offering and until we consummate a business combination, we intend to engage in the business of identifying and acquiring a potential target business in a technology or technology-related industry. Our directors and officers are, and may in the future, become affiliated with entities, including other blank check companies, that are engaged in a similar business. Further, certain of our directors and officers are currently involved in other businesses in, or investing in, technology or technology-related industries. Our directors and officers may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. We cannot make any assurances that these conflicts will be resolved in our favor. At this time, none of our officers or directors are or have been affiliated with another blank check company.

While we currently have no plans to combine with an entity affiliated with one or more of our initial stockholders, we are not prohibited from doing so. As a result, our officers and directors may have personal financial interests in approving a specific business combination.

We currently have no plans to combine with an entity affiliated with one or more of our initial stockholders and our management is not aware of any potential business combination opportunity with any such affiliated entities.

If, however, it is later determined that this is in the best interest of our stockholders, we may propose to acquire an affiliated company as a “business combination.” In particular, there is nothing in our amended and restated certificate of incorporation or any contractual arrangements to which we are a party which would prohibit us from doing so.

In the event that we were to propose a business combination with an entity affiliated with one or more of our initial stockholders, purchasers of the shares being offered in our initial offering would have two protections:

•
In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective initial shares of common stock in accordance with the vote of the public stockholders holding a majority of the shares of common stock sold in our initial offering. Consequently, unless a majority of the shares held by non-affiliates are voted in favor of any proposed acquisition, the acquisition will not be consummated.

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

All of our directors and officers own stock in our company. Our directors and officers, as well as our initial stockholders, have waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Furthermore, certain of our initial stockholders (specifically, M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim, Kelner - Technologies Ltd.; Shrem, Fudim, Kelner & Co. Ltd.; and Elisha Yanay) purchased an aggregate of 3,625,000 warrants in a private placement simultaneously with the consummation of our initial offering. The shares of common stock and warrants owned by such directors and officers and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for any reasonable out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our existing stockholders, directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the sum of one-half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, and the $380,000 of proceeds held outside of the trust account, unless a business combination is consummated. The amounts of available proceeds and the interest earned on the trust account, net of taxes payable on such interest, available to us to fund our working capital requirements are based on our management’s estimate of the amount needed to fund our operations until June 22, 2009 and to consummate a business combination. This estimate may prove to be inaccurate, especially if a portion of the available proceeds and the interest on the trust account available for working capital purposes is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our directors and officers could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. Consequently, initially, it is probably that we will have the ability to complete a business combination with only a single operating business.

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

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will be dependent upon interest earned on the trust account, net of taxes payable on such interest, to fund our search for a target company and consummation of a business combination.

Only $380,000 of the net proceeds of our initial offering and the private placement are available to us to fund our working capital requirements. We will be dependent upon one-half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, and the $380,000 of proceeds held outside of the trust account, to provide us with the working capital we will need to search for a target company and consummate a business combination. If interest rates were to decline substantially, we may not have sufficient funds available to provide us with the working capital necessary to complete a business combination. In such event, we would need to raise additional equity capital or borrow funds from our existing stockholders, including officers and directors, or others or be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial offering and the sale of the founder warrants, and one-half of the interest earned on the trust account, net of taxes payable on such interest, will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected or approached any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of our initial offering and the sale of the founder warrants, and one-half of the interest earned on the trust account, net of taxes payable on such interest, prove to be insufficient, either because of the size of the business combination or the depletion of available funds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders as a result of the exercise of conversion rights, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot make any assurances that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to re-negotiate or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could adversely affect the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

Our existing stockholders, directors and officers control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Upon consummation of our initial offering, our existing stockholders, directors and officers collectively own 20% of our issued and outstanding shares of common stock. In addition, certain of our initial stockholders (specifically, M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim, Kelner - Technologies Ltd.; Shrem, Fudim, Kelner & Co. Ltd.; and Elisha Yanay) purchased 3,625,000 warrants from us in a private placement concurrently with the consummation of our initial offering. Any exercise of these warrants by our directors and officers would increase their ownership percentage. These holdings could allow the existing stockholders, directors and officers to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, directors and officers, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders, directors and officers will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership. In connection with the vote required for our initial business combination, all of our existing stockholders, directors and officers, have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial offering, in accordance with the majority of the shares of common stock voted by the public stockholders. However, the affiliates and relatives of our existing stockholders, directors and officers are not prohibited from purchasing units in the aftermarket, and they will have full voting rights with respect to any shares of common stock they may acquire in subsequent market transactions. If they do, we cannot make any assurances that our existing stockholders, directors and officers, through their affiliates and relatives, will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial offering, as part of the units, we issued warrants to purchase 18,750,000 shares of common stock. We also sold a total of 3,625,000 warrants to M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim, Kelner - Technologies Ltd.; Shrem, Fudim, Kelner & Co. Ltd.; and Elisha Yanay, certain of our initial stockholders, in a private placement concurrently with the consummation of our initial offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our existing stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

The majority of our existing stockholders are entitled to make up to two demands that we register the resale of their shares of common stock at any time after their shares are released from escrow. In addition, each of (a) the holder of the underwriters’ purchase option and (b) Shrem, Fudim, Kelner - Technologies Ltd. and Shrem, Fudim, Kelner & Co. Ltd., acting together, will be entitled to one demand and unlimited piggy-back registration rights. The increase in the number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders or issuable upon exercise of the underwriters’ purchase option will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants and to take such action as is necessary to qualify the common stock under the securities laws of the states in which the warrants are initially offered. However, we cannot make any assurances that we will be able to do so or that each such holder will be resident in a state in which the warrants are initially offered. If we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public stockholders or issuable upon exercise of the underwriters’ purchase option may have no value, the market for such warrants may be limited and such warrants may expire worthless. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the founder warrants may be exercisable for unregistered shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

In order not to be regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.” Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or businesses. We invest the funds in the trust account only in treasury bills issued by the United States having a maturity of 180 days or less or money market funds meeting the criteria under Rule 2a-7 under the Investment Company Act until we use them to complete a business combination. By limiting the investment of the funds to these instruments, we believe that we are not considered an investment company under the Investment Company Act. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution, liquidation and distribution of our assets, including the proceeds held in the trust account, as part of our plan of dissolution and liquidation. If we fail to invest the proceeds as described above or if we cease to be primarily engaged in our business as set forth above (for instance, if our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time), we may be considered to be an investment company and thus be required to comply with the Investment Company Act.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities; and

•	which may make it difficult for us to complete a business combination;

each of which may make it difficult for us to consummate a business combination. We would also become subject to burdensome regulatory requirements, including reporting, record keeping, voting, proxy and disclosure requirements and the costs of meeting these requirements would reduce the funds we have available outside the trust account to consummate a business combination.

The American Stock Exchange may decline to list or may in the future delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot make any assurances that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot make any assurances that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

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

In the event that our securities are not listed on the American Stock Exchange, we anticipate that our units, common stock and warrants will be quoted on the OTC Bulletin Board, but we cannot assure that our securities will be so quoted, or, if quoted, will continue to be quoted.

Because any target business that we attempt to complete a business combination with will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, United States generally accepted accounting principles and audited in accordance with United States generally accepted auditing standards. Many foreign companies do not have financial statements prepared in accordance with United States generally accepted accounting principles and would need to incur significant time and expense in order to obtain financial statements prepared in accordance with those principles. To the extent that a prospective target business does not have financial statements which have been prepared with, or which can be reconciled to, United States generally accepted accounting principles, and audited in accordance with United States generally accepted auditing standards, we will not be able to acquire such target business. We will enter into a business combination only with a target business that has such financial statements. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

If we determine to change domiciles in connection with a business combination, the new jurisdiction’s laws will likely govern all of our material agreements relating to the operations of the target business and we may not be able to enforce our legal rights.

In connection with a business combination, we may determine to relocate the home jurisdiction of our business from Delaware to a jurisdiction outside of the United States, including Israel. If we determine to do this, the new jurisdiction’s corporate law will control our corporate governance requirements and will determine the rights of our shareholders. The new jurisdiction’s corporate law may provide less protection to our shareholders than is afforded by Delaware law. Any such reincorporation will also likely subject us to foreign regulation, including foreign taxation. In addition, upon reincorporation, we may become a “foreign private issuer” for purposes of United States securities laws, which means that we may be subject to less stringent reporting requirements and that some provisions of the United States securities laws (such as the proxy rules and the short-swing trading rules) would not apply to us. Furthermore, whether or not we reincorporate outside the United States, the new jurisdiction’s laws will likely govern all of our material agreements relating to the operations of the target business. We cannot make any assurances that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements in a new jurisdiction could result in a significant loss of business, business opportunities or capital.

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

The Israeli government currently provides tax and capital investment incentives to qualified domestic companies. The availability of these tax benefits, however, is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with capital contributions by the entity receiving the tax benefits, compliance with a marketing program submitted to the Investment Center of Israel’s Ministry of Industry, Trade and Labor, filing of certain reports with the Investment Center and compliance with Israeli intellectual property laws. Additionally, the Israeli government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli government has reduced the benefits available under these programs and Israeli governmental authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot make any assurances that such benefits and programs would continue to be available to the target business following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our results of operations following a business combination or make a specific business combination less attractive. Without limiting the foregoing, if the foregoing tax benefits were terminated or reduced, the amount of taxes payable by the target business would likely increase, which could adversely affect our results of operations.

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

Item 1B.	UNRESOLEVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We maintain our principal executive offices at 14 A Achimeir Street, Ramat Gan 52587 Israel. We pay LMS Nihul, an affiliate of M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd, three of our initial stockholders, a monthly fee of $10,000 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in Israel, that the fee charged by LMS Nihul is at lease as favorable as we could have obtained from an unaffiliated third party.

Item 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols “AXC.U,” “AXC” and “AXC.WS,” respectively. Our initial public offering was completed on June 22, 2007 at $8.00 per unit. Prior to June 22, 2007, there was no public trading market for our securities.

At March 18, 2008, the last reported sales price of our units, common stock and warrants on the American Stock Exchange were $7.55 per unit, $7.38 per share of common stock and $.28 per warrant, respectively.

Holders of Record

At March 18, 2008, there were 10 holders of record of our common stock.

Sales of Unregistered Securities

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

No underwriting discounts or commissions were paid with respect to such sales. The recipients in such transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Use of Proceeds of Initial Public Offering

We registered the initial public offering of our units, common stock and warrants on a Registration Statement on Form S-1 (Registration No. 333-137863), that was declared effective on June 18, 2007. On June 22, 2007 we closed the initial public offering of our units by selling 21,562,500 units (including the underwriters’ over-allotment option of 2,812,500 units) at $8.00 per unit. On June 22, 2007, immediately prior to the closing of the initial public offering, we also closed on private placements of an additional 3,625,000 warrants at a price of $1.00 per warrant to certain of our initial stockholders. Gross proceeds from the offering and private placements were $176,125,000. Total expenses from the offering and private placements were approximately $12,695,000, which included underwriting discounts and commissions and non-accountable expense allowance and other offering-related expenses. Net proceeds, after deducting total expenses were $163,430,000, of which $163,050,000 was deposited into the trust account and the remaining proceeds of $380,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $6,468,750 representing the deferred underwriting discounts and commissions. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,000,000 of the interest earned on the trust account may be released to us to fund our working capital requirements. The managing underwriter of the public offering was CRT Capital Group LLC.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. From January 1, 2007 to December 31, 2007, we have not had any significant operations to date, so only balance sheet data is presented.

	December 31, 2007	August 24, 2006 (inception) to December 31, 2006

Balance Sheet Data:
Working capital	$909,008	$20,000
Total assets	172,533,141	313,842
Total liabilities	68,022,200	293,842
Value of common stock that may be converted for cash ($7.86 per share)	67,807,500	6,250
Stockholders’ equity	104,660,915	13,750

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Item 1A. “Risk Factors.”

We were formed on August 24, 2006, for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive officer, following our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of cash, capital stock and debt, in effecting a business combination.

We have neither engaged in any operations nor generated any revenues through December 31, 2007. Our entire activity since inception through June 22, 2007 was related to our formation and our initial public offering on June 22, 2007. Since that date, we have been searching for prospective target businesses to acquire.

On June 22, 2007, we closed our initial public offering of 21,562,500 units (including the underwriters’ over-allotment option of 2,812,500 units) with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. The units from the initial public offering (including the underwriters’ over-allotment option) were sold at an offering price of $8.00 per unit. On June 22, 2007, we also closed on private placements of an additional 3,625,000 warrants at $1.00 per warrant to certain of our initial stockholders. Our common stock and warrants started trading separately on July 11, 2007.

We generated gross proceeds of $176,125,000 from the sale of the units in the initial public offering and the private placements. Total expenses from the offering and private placements were approximately $12,695,000, which included underwriting discounts and commissions, non-accountable expense allowance, and other offering-related expenses. Net proceeds, after deducting total expenses were $163,430,000, of which $163,050,000 was deposited into the trust account and the remaining proceeds of $380,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $6,468,750 representing the deferred underwriting discounts and commissions and non-accountable expenses. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,000,000 of the interest earned on the trust account may be released to us to fund our working capital requirements.

In connection with our initial public offering, we issued an option, for $100 in the aggregate, to I-Bankers Securities, Inc. and CRT Capital Group LLC, underwriters in the offering, to purchase up to 1,125,000 units in the aggregate, consisting of one share of common stock and one warrant, at $8.80 per unit, commencing on the later of the consummation of the business combination and June 18, 2008 and expiring June 18, 2012. The warrants underlying the units will have terms that are identical to those issued in the offering, except that the warrants underlying such units will expire on June 18, 2012. The purchase option, the 1,125,000 units, the 1,125,000 shares of common stock and the 1,125,000 warrants underlying the units, and the 1,125,000 shares of common stock underlying the warrants, have been deemed compensation by the NASD and were therefore subject to a 180-day lock-up under Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, such securities may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the securities by any person, until December 18, 2008, 18 months following June 18, 2007, the date our registration statement was declared effective, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Although the purchase option and its underlying securities have been registered under the registration statement, the holder of the purchase option will be entitled to one demand and unlimited piggy-back registration rights for a period of five and seven years, respectively, following the completion of the offering.

We will use substantially all of the net proceeds of the initial public offering and private placements to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in the trust account will not be released until the earlier of the completion of a business combination or our dissolution. Upon consummation of our initial business combination, the proceeds held in the trust account will be used to pay the underwriters a deferred fee equal to 3.75% of the gross proceeds of the offering, or $6,468,750, less $0.30 for each share of common stock converted to cash in connection with our initial business combination.

We believe that prior to the consummation of a business combination, the $380,000 of proceeds initially held outside of the trust account, as well as one half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, will be sufficient to cover our operating expenses through June 18, 2009 and to cover the expenses incurred in connection with a business combination.

Assuming that a business combination is not consummated during that time, we anticipate making the following expenditures during this time period:

•
approximately $1,380,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, including without limitation third party fees for assisting us in performing due diligence investigations of perspective target businesses;

•	approximately $300,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	approximately $240,000 of expenses in fees relating to our office space and certain general and administrative services;

•
approximately $460,000 for general working capital that will be used for miscellaneous expenses, including reimbursement of any out-of-pocket expenses incurred by our existing stockholders, directors and officers in connection with activities on our behalf, of which approximately $400,000 is for director and officer liability and other insurance premiums; and

•	if we must dissolve and liquidate, $50,000 to $75,000 for dissolution and liquidation costs.

We do not believe we will need additional financing in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination, although we have not entered into any such arrangement and have no current intention of doing so.

M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have loaned us an aggregate of $219,000 the payment of a portion of the offering expenses and have incurred an additional $120,930 of liabilities relating to our initial offering. These non-interest bearing loans were initially payable on September 14, 2007, were deferred to October 2007 and were thereafter repaid. The last payment on the loans was made on October 10, 2007.

Commencing on June 18, 2007, we began paying a fee of $10,000 per month for certain general and administrative services including office space, utilities and secretarial support to LMS Nihul, an affiliate of M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd, three of our initial stockholders.n addition, in June 2006, certain of our officers and directors and their affiliates loaned us an aggregate of $200,000 to us for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

Since our initial public offering, we have been engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The net proceeds of our initial offering not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a U.S. nationally recognized rating agency. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940 so that we are not deemed to be an investment company under the Investment Company Act of 1940.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Deloitte

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593 Tel Aviv 61164
Israel

Tel +972 (3) 608 5555
Fax +972 (3) 609 4022
info@deloitte.co.il
www.deloitte.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Advanced Technology Acquisition Corp.

We have audited the accompanying balance sheets of Advanced Technology Acquisition Corp. (a development stage corporation) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2007 and the period August 24, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technology Acquisition Corp. (a development stage corporation) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the period August 24, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

Brightman Almagor & Co.

Brightman Almagor & Co.

A member of Deloitte Touche Tohmatsu

March 24, 2008

Tel Aviv, Israel

Audit . Tax . Consulting . Financial Advisory.

Member of
Deloitte Touche Tohmatsu

INDEX TO FINANCIAL STATEMENTS

Financial statements
Balance Sheets	42
Statements of Operations	43
Statement of Changes in Stockholders’ Equity	44
Statement of Cash Flows	45
Notes to Financial Statements	46 - 49

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Balance Sheets

	December 31, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$41,869	$5,987
Bank deposit	775,000	-
Deferred offering costs	-	307,855
Prepaid expenses	162,150	-

Long-term assets
Investment held in escrow (Note 9)	171,554,122	-
Total assets	$172,533,141	$313,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable - stockholders	$-	$74,842
Accounts payable	70,011	-
Notes payable, stockholders	-	219,000
Total liabilities	70,011	293,842

Commitment
Redeemable common stock (note 7)
Issued and outstanding 8,625,000 shares as of December 31, 2007 (1,562,500 as of December 31, 2006)	67,807,500	6,250

Stockholders’ equity (notes 6 & 8)
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of December 31, 2007 (4,687,500 as of December 31, 2006) exclusive of 8,625,000 shares outstanding classified as Redeemable common stock	1,833	469
Warrants	3,625,000	-
Additional paid-in capital	98,172,475	18,281
Retained earnings (accumulated deficit) during the development stage	2,856,322	(5,000)
Total stockholders’ equity	104,655,630	13,750

Total liabilities and stockholders’ equity	$172,533,141	$313,842

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statements of Operations

	Year ended December 31, 2007	For the period August 24, 2006 (inception) to December 31, 2006	For the period August 24, 2006 (inception) to December 31, 2007

Formation and operating costs	$274,919	$5,000	$279,919
Financial income	3,136,241	--	3,136,241
Net income	2,861,322	(5,000)	2,856,322

Weighted average shares outstanding (Note 2b)	20,665,509	6,250,000
Basic and diluted loss per share	$0.14	$0.00

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statement of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Warrants	Retained earnings (accumulated deficit) during the development stage	Stockholders’ equity
	Shares	Amount
Common shares issued at $0.0001 per share	4,687,500	$469	$18,281	$-	$-	$18,750
Net Loss					(5,000)	(5,000)

Balance at December 31, 2006	4,687,500	469	18,281	-	(5,000)	13,750

Common shares issued at $0.0001 per share (net of issuance expenses of $933,505)	12,937,500	1,294	98,151,452		-	98,152,746

Issuance of warrants	-	-	-	3,625,000	-	3,625,000

Reclassification of redeemable shares that are no longer redeemable to permanent equity	703,125	70	2,742	-	-	2,812

Net income	-	-	-	-	2,861,322	2,861,322

Balance at December 31, 2007 (exclusive of 8,625,000 shares outstanding classified as Redeemable common stock)	18,328,125	$1,833	$98,172,475	$3,625,000	$2,856,322	$104,655,630

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statement of Cash Flows

	Year ended December 31, 2007	For the period August 24, 2006 (inception) to December 31, 2006	For the period August 24, 2006 (inception) to December 31, 2007

Cash flows from operating activities
Net income (loss)	$2,861,322	(5,000)	$2,856,322
Adjustments to reconcile net income to net cash provided by operating activities:

Interest receivable from deposits in escrow	(453,806)		(453,806)

Changes in operating assets and liabilities:
Increase in deferred offering costs	-	(233,013)	(233,013)
Decrease in Notes and accounts payables - Stockholders	(74,842)		(74,842)
Increase in prepaid expenses	(162,150)		(162,150)
Increase in accounts payable	70,011		70,011

Net cash provided by (used in) operating activities	2,240,535	(238,013)	2,002,522

Cash flows used in investment activities

Investment in bank deposit and escrow	(171,875,315)	--	(171,875,315)

Net cash used in investment activities	(171,875,315)	--	(171,875,315)

Cash flows from financing activities
Repayment of notes to payable to shareholders	(219,000)		(219,000)
Proceeds from issuance of notes payable to stockholders	-	219,000	219,000
Proceeds from sale of shares of common stock	-	25,000	25,000
Proceeds from issuance of shares of common stock, net	166,264,662	--	166,264,662
Proceeds from issuance of warrants	3,625,000	--	3,625,000

Net cash provided by financing activities	169,670,662	244,000	169,914,662

Net increase in cash and cash equivalents	35,882	5,987	41,869

Cash and cash equivalents at the beginning of the period	5,987	--	-

Cash and cash equivalents at the end of the period	$41,869	$5,987	$41,869

Non-cash activities
Deferred offering costs paid by shareholders	$-	$74,842	$-

The accompanying notes are an integral part of these Financial Statements.

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

At December 31, 2007, the Company had not yet commenced any operations. All activities through December 31, 2007 relate to the Company’s formation and the Public Offering (“Offering”) described below. The Company has selected December 31 as its fiscal year-end.

On June 22, 2007 the Company completed the offering. Substantially all net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a technology or technology related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following the Company’s initial business combination (“Business Combination”). The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, 98.27% or $169,518,750 of the proceeds from the Offering were deposited in trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses (including formation expenses). The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40% of the shares sold in this offering exercise their conversion rights described below. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

Note 6 - Commitments and Contingencies (cont.)

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

Note 7 - Redeemable common stock

The balance as at December 31, 2007 represents the amount of shares that may be converted by the shareholders. The amount equals 40% of the proceeds held in the trust.

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

The investment in escrow is consists of short maturity tax exempted municipal bonds. This investment is classified as available for sale which is recorded at fair value, with any unrealized appreciation or depreciation in value not yet earned is recorded in Other Comprehensive Income ("OCI"). Interest received during the period is recognized in earnings. The carrying amount of the investment as of December 31, 2007 approximates its initial cost plus interest received, thus no amounts recorded in OCI.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this annual report on Form 10-k was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the SEC, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, we are in compliance with Rule 13-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the during the fourth quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Moshe Bar-Niv	59	Chairman of the Board of Directors

Liora Lev	54	Chief Executive Officer and Director

Yehoshua (Shuki) Gleitman	58	Chief Technology Officer and Director

Elisha Yanay	63	Director

Avigdor Kaplan	68	Director

Ido Bahbut	33	Chief Financial Officer, Secretary and Treasurer

Moshe Bar-Niv has served as our Chairman and director since our inception. Since 1998, Mr. Bar-Niv has served as a General Partner of Ascend Technology Ventures, an Israel-based venture capital fund which he co-founded, whose investors are primarily U.S. investors, including both large institutions as well as individuals in the technology industry. As a General Partner of Ascend Technology Ventures, Mr. Bar-Niv led fundraising efforts, and was involved in investment decisions and the management of various Ascend portfolio companies, including the following: Bitband Technologies Ltd., which provides video content distribution and delivery solutions over IP broadband networks for telecommunications companies; Decru Inc., which helps many of the world’s largest enterprise and government organizations secure their vital data assets via its storage security appliances, and which was later sold to Network Appliance, Inc. (Nasdaq: “NTAP”), which provides enterprise storage and data management software and hardware products and services; NextNine, Ltd. which provides automated remote customer support and adaptive service solutions for large-scale, mission-critical systems deployed in enterprises; P-Cube, Inc. which provides IP service control solutions powered by a programmable network element that creates an intelligent overlay for any IP network, and which was later sold to Cisco Systems Inc. (Nasdaq: “CSCO”), which is engaged in the manufacture and sale of networking and communications products worldwide; Provigent Inc., which develops integrated silicon solutions for the broadband wireless transmission industry; and Widemed Ltd., which leverages its innovative signal processing algorithms, offering comprehensive signal analysis and workflow management solutions to the fast growing cardio-sleep market. From 1993 to 1997, Mr. Bar-Niv served as a Managing Director of Trinet Venture Capital, an Israel-based venture capital fund which he co-founded. From 1976 through 1992, Mr. Bar-Niv held various executive positions at Fibronics International, Inc., Motorola Communications Israel Ltd., Intel Electronics Ltd. and Israel Aircraft Industries Ltd. Mr. Bar-Niv currently serves on the Board of Directors of Widemed Ltd. (TASE), a biomedical company. Mr. Bar-Niv also serves on the boards of directors of Bitband Technologies Ltd.; Intellinx Ltd.; NextNine, Ltd.; and Provigent Inc., each of which is a privately-held company. Mr. Bar-Niv has B.Sc. and M.Sc. degrees in Industrial Engineering and Management from Ben-Gurion University, Israel.

Liora Lev has served as our Chief Executive Officer and director since our inception. Since 1998, Ms. Lev has served as a General Partner of Ascend Technology Ventures, an Israel-based venture capital fund which she co-founded, whose investors are primarily U.S. investors, including both large institutions as well as individuals in the technology industry. As a General Partner, Ms. Lev plays an active role as a lead investor and a board member with various portfolio companies. Prior to 1998, Ms. Lev served in executive positions for a number of Israeli companies, including as Corporate Chief Financial Officer of Ashtrom Group Ltd., one of the largest private development and manufacturing groups based in Israel with major international projects, and as Chief Financial Officer of M.L.I. Lasers Ltd., a laser technology company. From 1994 through 2000, Ms. Lev served as a Commissioner of the Israeli Securities Authorities. She also served as a member of the Accounting Standard Board. Ms. Lev serves on the board of directors of: Can Fite BioPharma Ltd. (TASE), a biopharmaceutical company, and RadVision Ltd. (Nasdaq: “RVSN”), a telecommunications company; and of several private companies including: Sintec Media Ltd., a broadcast management systems company; and Intellinx Ltd., an insider threat intelligence solutions company. Ms. Lev is a CPA, holds dual Bachelors degrees in Accounting and Economics and a Masters of Management Science, specializing in information systems management from Tel Aviv University. She is also a graduate of Harvard Business School’s Advanced Management Program.

Dr. Yehoshua (Shuki) Gleitman has served as our director since our inception and as our Chief Technology Officer since February 2007. Since August 2000, Dr. Gleitman has served as the Managing Partner of Platinum Venture Capital Fund, a venture capital fund investing in Israeli high technology companies, which he founded. Dr. Gleitman is also the Chairman and Chief Executive Officer of Danbar Technology Ltd., an investment corporation listed on the Tel Aviv Stock Exchange (TASE), a position he has held since January 2001. From February 2000 through December 2005, Dr. Gleitman was the Chief Executive Officer of Shrem, Fudim, Kelner - Technologies Ltd., a TASE listed investment corporation, which he co-founded. Prior to that, Dr. Gleitman was the Chief Executive Officer of AMPAL Investment Corporation, a Nasdaq listed company, from 1997 through 2000, and the Chief Scientist of the Israeli Ministry of Industry and Trade from 1992 to 1997. From 1996 to 1997, Dr. Gleitman was also the Director General of the Ministry. The office of the Chief Scientist (OCS), which Dr. Gleitman led, is the division of the Israeli Government responsible for setting up and executing the national policy of creating and investing into the technology industries in Israel. In addition to Danbar Technology, Dr. Gleitman currently serves on the boards of directors of the following public traded companies: Capitol Point Ltd., a technology incubation company (TASE); Walla Ltd., an Internet portal (TASE); Teuza Ventures Ltd., a publicly-traded venture capital firm (TASE); Mer Telemanagement Solutions Ltd., a billing solution company for the telecommunication industry (Nasdaq: MTS); and Widemed Ltd, a biomedical company (TASE), of which Dr. Gleitman is Chairman of the Board. Dr. Gleitman holds B.Sc., M.Sc. and Ph.D. degrees in Physical Chemistry from the Hebrew University of Jerusalem. Dr. Gleitman is the Honorary Consul General of Singapore in Israel since 1998.

Elisha Yanay has been a director since our inception. Since July 2004, Mr. Yanay has served as a Senior Vice President of Motorola, Inc., a global communications company. Mr. Yanay has been the General Manager of Motorola Israel Ltd. since 1990 and has been its Chairman since 2001. Prior to that, in the course of his 36 years with Motorola, Mr. Yanay served in a variety of positions, including as marketing manager for all signaling products in Israel and as Motorola Israel’s representative in the U.S. Mr. Yanay has served as the Chairman of the Israel Association of Electronics and Information Industries since January 2004. Mr. Yanay is also leading Education 2000, a forum for the expansion and enhancement of technological and scientific education in Israel, and is the Industry Representative on the Council for Higher Education, a position he has held since January 2002. Mr. Yanay received the Rothschild Prize for Innovation in 1980 for the computerized irrigation system that he designed and developed. Mr. Yanay has a B.Sc. in Electronics Engineering from the Technion Institute of Technology in Haifa, Israel. In June 1997, in recognition of his personal initiative and contribution to the development and promotion of technological education in Israel, Mr. Yanay was named a Distinguished Fellow of the Technion Faculty of Electrical Engineering and an Honorary Fellow of the Tel-Aviv University Faculty of Engineering. In May 1998, Mr. Yanay was awarded Honorary Fellow of the Technion.

Avigdor Kaplan has served as a director since our inception. Since 1997, Mr. Kaplan has been the President and Chief Executive Officer of CLAL Insurance Pensions & Finance Group, one of Israel’s leading insurance, mutual funds, pension funds and financial services groups. From 1992 through 1997, Mr. Kaplan was the Director General of Kupat Holim Clalit, Israel’s first and largest health management organization (HMO). Prior to that, Mr. Kaplan held a series of positions of increasing responsibility at Israel Aircraft Industries and the Israel Police. Mr. Kaplan has served and serves as chairman and board member on numerous Boards of Directors of the subsidiaries of CLAL Insurance Group and as Chairman of the Board of Company for the Development of Cancer Cures and Rheumatic Diseases. Mr. Kaplan has a B.A in economics and statistics from Hebrew University in Jerusalem, Israel and a M.Sc. in Industrial Management Engineering from the Technion Institute of Technology in Haifa, Israel.

Ido Bahbut has served as our Chief Financial Officer since February 2007. Since March 2005, Mr. Bahbut has been a self-employed Israeli Certified Public Accountant in a partnership he established with one other partner. In his firm he provides consulting and accounting services, and in addition he performs as a CFO of several companies, including Ascend Technology Ventures, an Israeli-based venture capital fund of which Mr. Bar-Niv and Ms. Lev are general partners. From January 2004 to March 2005, Mr. Bahbut worked as senior audit manager at Ernst & Young in Israel, were he was involved in audit work for both public and private companies. From October 1999 to January 2004, Mr. Bahbut worked as an audit manager at Luboshitz Kasierer, which was the Arthur Anderson affiliate in Israel, were he also was involved in audit work for both public and private companies. Mr. Bahbut received his B.A., Business Administration and Accounting from the College of Management Academic Studies Division and his M.A. in Law from the Bar Ilan University.

Composition of the Board

Our board of directors has five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. The term of office of the first class of directors, consisting of Mr. Yanay will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Kaplan and Dr. Gleitman, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Bar-Niv and Ms. Lev, will expire at the third annual meeting. With respect to each class, a director’s term will be subject to the election and qualification of their successors, or their earlier death, resignation or removal.

Pursuant to an arrangement with his employer, Motorola Israel Ltd., Mr. Yanay has informed us that if we acquire a competitor of Motorola, Inc., then he will resign from our board of directors at such time.

Our directors will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of our directors has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of our directors is currently affiliated with such an entity. However, we believe that the skills and expertise of our directors, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition, although we cannot make any assurances that they will, in fact, be able to do so.

Director Independence

Our board of directors has determined that each of Messrs. Yanay and Kaplan, representing two of our five directors, are “independent” directors as defined in Rule 10A-3 of the Exchange Act, and as defined by the rules of the American Stock Exchange. Under the corporate governance standards of the American Stock Exchange, by no later than June 22, 2008, the first anniversary of the completion of our initial public offering, a majority of our directors must be independent directors. We intend to reconstitute our board of directors prior to the first anniversary of the completion of our initial offering in order to comply with these requirements.

Board Committees

Audit Committee

Our audit committee consists of Messrs. Yanay, Kaplan and Gleitman. The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select the firm that will serve as our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors and evaluate all of our public financial reporting documents. Our board of directors has adopted an audit committee charter, a form of which is filed as Exhibit 99.1 to this Annual Report on Form 10-K.

By no later than June 22, 2008, the first anniversary of the completion of our initial public offering, we intend to have the audit committee composed entirely of “independent” directors. Each of the members of the audit committee are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee will, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Mr. Kaplan satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The compensation committee consists of Messrs. Yanay and Kaplan, each of whom is an independent director under the American Stock Exchange listing standards. This committee is responsible for recommending the compensation of our executive officers.

Guidelines For Selecting Director Nominees

Director nominees are selected and recommended to the board of directors by a majority of the independent directors. We have established guidelines for selecting nominees that generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company and be able to promote a diversity of views based on the person’s education, experience and professional employment.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

• None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

• In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

• Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

• Since our directors beneficially own shares of our common stock which will be released from escrow only if a business combination is successfully completed, and may own warrants which will expire worthless if a business combination is not consummated, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally, no liquidation distributions will be paid with respect to any of the initial shares beneficially owned by our directors or with respect to the shares underlying any founder warrants owned by them at the time of such liquidation, which also might cause them to have a conflict of interest in determining whether a particular target business is appropriate. Furthermore, the purchaser of the founder warrants has contractually agreed that the warrants and the underlying securities will not be sold or transferred by it until after we have completed a business combination.

• Our officers and directors may enter into consulting or employment agreements with the company as part of a business combination pursuant to which they may be entitled to compensation for their services to be rendered to the company after the consummation of a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, timely completing a business combination and securing the release of their stock.

• Our directors and officers may purchase shares of common stock in the open market. If they do, they would be entitled to vote such shares as they choose on a proposal to approve a business combination.

• If we determined to enter into a business combination with an entity affiliated with any of our officers, directors or initial stockholders, they may benefit personally and financially from such transaction. As a result, such personal and financial interests may influence their motivation in identifying and selecting a target business.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

• the corporation could financially undertake the opportunity;

• the opportunity is within the corporation’s line of business; and

• it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot make any assurances that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earliest of a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary obligations he or she might have.

Mr. Bar-Niv and Ms. Lev are each a General Partner of Ascend Technology Ventures, and Dr. Gleitman is Managing Partner at Platinum Venture Capital, each of which are venture capital firms located in Israel. Each of Ascend Technology Ventures and Platinum Venture Capital have currently invested all of their funds that are available for new investments. Consequently, we do not believe that there will be any conflicts of interest regarding potential investment opportunities between us, on the other hand, and either of Ascend Technology Ventures and Platinum Venture Capital, on the other hand.

In connection with the vote required for any business combination, our initial stockholders have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial offering, in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution but only with respect to their initial shares and the shares of common stock underlying any founder warrants held by them at the time of such liquidation.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination; provided, however, that we are permitted to pay a finder’s fee or other compensation to Shrem, Fudim, Kelner & Co. Ltd. and/or to Shrem, Fudim, Kelner - Technologies Ltd. should they provide us services prior to or in connection with a business combination. We currently do not anticipate entering into a business combination with an entity affiliated with any of such individuals or entities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

No officer has received, or is entitled to receive, any cash compensation for services rendered, other than reasonable out-of-pocket expenses. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with a business combination; provided, however, that we are permitted to pay a finder’s fee or other compensation to Shrem, Fudim, Kelner & Co. Ltd. and/or to Shrem, Fudim, Kelner - Technologies Ltd. should they provide us services prior to or in connection with a business combination. However, our existing stockholders, directors and officers will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as participating in the offering process, identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these reasonable out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

None of our executive officers have received any compensation for services rendered during the fiscal year ended December 31, 2007 and therefore our independent directors have not reviewed and discussed a Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management for such fiscal year.

This report is provided by the board of directors:

Moshe Bar-Niv
Liora Lev
Yehoshua (Shuki) Gleitman
Elisha Yanay
Avigdor Kaplan

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2008 by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
5% Stockholders
M.O.T.A. Holdings Ltd.	1,461,042	5.4%
OLEV Holdings Ltd	1.461,041	5.4%
FSGL Holdings Ltd	1,461,042	5.4%
Fir Tree, Inc., Fir Tree Value Master Fund, L.P., and Fir Tree Capital Opportunity Master Fund, L.P. (2)	1,435,300	5.3%
HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, and HBK Master Fund L.P. (3)	1,698,361	6.3%
QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC (4)	2,192,167	8.1%
Drawbridge DSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC (5)	1,856,250	6.9%

Directors and Executive Officers
Moshe Bar-Niv (6)	1,461,042	5.4%
Liora Lev (7)	1,461,041	5.4%
Yehoshua Gleitman (8)	1,461,042	5.4%
Ido Bahbut	15,000	*
Avigdor Kaplan	20,000	*
Elisha Yanay	82,500	*
All directors and executive officers as a group (6 persons)	4,500,625	16.7%

*	Less than 1% of our outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Advanced Technology Acquisition Corp., 14 A Achimeir Street, Ramat GAN 52587 Israel.

(2)
Based on information contained in a Schedule 13G/A filed by Fir Tree, Inc., Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. on February 14, 2008. Fir Tree Value Master Fund, L.P. may direct the vote and disposition of 1,117,915 shares of common stock. Fir Tree Capital Opportunity Master Fund, L.P. may direct the vote and disposition of 257,385 shares of common stock. Fir Tree, Inc. has been granted investment discretion over the shares of common stock held by Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. The address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The address of both Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(3)
Based on information contained in a Schedule 13G/A filed by HBK Investments, L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. on February 1, 2008. Each has shared voting and dispositive power of 1,698,361 shares of common stock. The address for each of the entities is 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(4)
Based on information contained in a Schedule 13G/A filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC on January 31, 2008. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which has beneficial ownership of 1,784,397 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 195,667 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 212,103 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,192,167 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence, and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,980,064 shares of Common Stock. The address for each of the entities is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036, except for the Fund, whose address is Walkers SPV, Walkers House Mary Street, George Town, Grand Cayman, KY1-9002, Cayman Islands.

(5)
Based on information contained in a Schedule 13G filed by Drawbridge DSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., and Fortress Investment Group LLC on June 29, 2007. Drawbridge DSO Securities LLC beneficially owns 1,577,813 shares of common stock. Drawbridge Special Opportunities Fund LP is deemed to beneficially own 1,577,813 shares solely as in its capacity as the sole managing member of Drawbridge DSO Securities LLC. Drawbridge Special Opportunities GP LLC is deemed to beneficially own 1,577,813 shares solely in its capacity as the general partner of Drawbridge Special Opportunities Fund LP. Drawbridge Special Opportunities Advisors LLC is deemed to beneficially own 1,856,250 shares solely in its capacity as the investment advisor of each of Drawbridge Special Opportunities Fund LP and Drawbridge Special Opportunities Fund Ltd., the latter of which beneficially owns 278,437 shares of common stock. Fortress Principal Investment Holdings IV LLC is deemed to beneficially own 1,577,813 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities GP LLC. FIG LLC is deemed to beneficially own 1,856,250 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities Advidors LLC. Fortress Operating Entity I LP is deemed to beneficially own 1,856,250 shares solely in its capacity as the sole managing member of each of FIG LLC and Fortress Principal Investment Holdings IV LLC. FIG Corp. is deemed to beneficially own 1,856,250 shares solely in its capacity as the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is deemed to beneficially own 1,856,250 shares solely in its capacity as the holder of all the issued and outstanding shares of beneficial interest of FIG Corp. The address for each of the entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(6)	Consists of the 1,461,042 shares held by M.O.T.A. Holdings Ltd., of which Mr. Bar-Niv is the controlling stockholder.

(7)	Consists of the 1,461,041 shares held by OLEV Holdings Ltd, of which Ms. Lev is the controlling stockholder.

(8)	Consists of the 1,461,042 shares held by FSGL Holdings Ltd, of which Dr. Gleitman is the controlling stockholder.

All of our securities outstanding prior to the effective date of our initial public offering, including the private placement warrants, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the consummation of a business combination.

During the escrow period, the holders of the shares will not be able to sell or transfer their shares of common stock (except to their spouses and children, or trusts established for their benefit), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock (subject to their agreement to vote all of their shares of common stock, including any shares of common stock purchased in or following our initial offering, in accordance with the majority of the shares of common stock voted by the public stockholders) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders, directors or officers will receive any portion of the liquidation proceeds with respect to common stock owned by them immediately before our initial offering.

We consider Mr. Bar-Niv; Ms. Lev; Dr. Gleitman; Shrem, Fudim, Kelner - Technologies Ltd.; and Shrem, Fudim, Kelner & Co. Ltd. to be our promoters as such term is defined within the rules promulgated by the SEC under the Securities Act.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 22, 2007, we issued an aggregate of 3,625,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,625,000 in a private placement to the individuals set forth below:

Name	Number of Warrants	Relationship to Us
M.O.T.A. Holdings Ltd. (1)	708,334	Stockholder
FSGL Holdings Ltd (2)	708,333	Stockholder
OLEV Holdings Ltd (3)	708,333	Stockholder
Shrem, Fudim, Kelner - Technologies Ltd.	933,333	Stockholder
Shrem, Fudim, Kelner & Co. Ltd.	466,667	Stockholder
Elisha Yanay	100,000	Stockholder and Director

(1)
An entity controlled by Mr. Bar-Niv, one of our directors and our Chairman of the Board. 125,000 and 41,667 warrants, respectively, were pledged to CRT Capital Group LLC and I-Bankers Securities, Inc. pursuant to a Pledge and Escrow Agreement dated June 22, 2007.

(2)
An entity controlled by Dr. Gleitman, one of our directors and our Chief Technology Officer. 125,000 and 41,667 warrants, respectively, were pledged to CRT Capital Group LLC and I-Bankers Securities, Inc. pursuant to a Pledge and Escrow Agreement dated June 22, 2007

(3)
An entity controlled by Ms. Lev, one of our directors and our Chief Executive Officer. 125,000 and 41,666 warrants, respectively, were pledged to CRT Capital Group LLC and I-Bankers Securities, Inc. pursuant to a Pledge and Escrow Agreement dated June 22, 2007

These warrants, which we refer to collectively as the founder warrants, will not be sold or transferred by the purchasers of the founder warrants until the later of June 18, 2008, and the completion of our initial business combination. The $3,625,000 in proceeds from the sale of the founder warrants will be held in the trust account. The founder warrants will expire worthless if we do not complete a business combination. Prior to the closing of our initial offering, two of the underwriters, CRT Capital Group LLC and I-Bankers Securities, Inc., loaned to certain of the founders $500,000 to be used to purchase a portion of the founder warrants. Such loan was secured by a pledge of 500,000 founder warrants. The founders will not be required to repay this loan unless a business combination is completed. The initial stockholders will not be required to pay interest on the loans, unless they default on the loan, which would occur if the initial stockholders fail to make required payments or become insolvent. Under the terms of the note, within five business days after the completion of the business combination, the founders will transfer to CRT Capital Group LLC and I-Bankers Securities, Inc. 500,000 of the founder warrants. In addition, within five business days after the expiration of the escrow period, the founders will repay the principal amount of the loan to CRT Capital Group LLC and I-Bankers Securities, Inc. The initial stockholders will fund the remainder of the purchase price ($3,125,000) by using their own funds.

The purchasers of the founder warrants have also indicated that any warrants purchased by them will not be sold or transferred until the completion of a business combination. These purchases are expected to align the interests of the purchasers of the founder warrants more closely with those of the public stockholders and warrantholders by placing more of our officers’ and directors’ capital at risk. Purchases of founder warrants also demonstrate confidence in our ultimate ability to effect a business combination because the founder warrants, which cannot be transferred until the later of June 18, 2008, and the completion of our initial business combination, will expire worthless if we are unable to consummate a business combination and are forced to liquidate. The holders of the founder warrants and the common stock underlying such warrants are entitled to registration rights with respect to such securities under an agreement dated June 18, 2007. Unlike the other warrants, the founder warrants cannot be sold or transferred unless such warrants or the shares for which such warrants are exercisable are first registered on a registration statement.

M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have loaned us an aggregate of $219,000 the payment of a portion of the offering expenses and have incurred an additional $120,930 of liabilities relating to our initial offering. These non-interest bearing loans were initially payable on September 14, 2007, were deferred to October 2007 and were thereafter repaid. The last payment on the loans was made on October 10, 2007.

We will reimburse our existing stockholders, directors and officers for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these reasonable out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $10,000 per-month administrative fee, repayment of the management loans and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial offering, or to any of their respective affiliates, prior to or with respect to the business combination.

Review, Approval or Ratification of Transactions with Related Persons

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Services

The firm of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu (“Deloitte”), an independent registered public accounting firm acts as our principal accountant. Deloitte manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. We have engaged Deloitte to assist us in the preparation of our audited financial statements. The following is a summary of fees paid to Deloitte for services rendered:

Service Category	2007
Audit Fees	$40,000
Tax Fees	5,000
All Other Fees	–

Total	$45,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. Included in Audit Fees are fees that were billed and unbilled for the 2007 audit and fees associated with our initial public offering. Audit fees associated with our initial public offering totaled $25,000.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

To help ensure the independence of the independent registered public accounting firm, the audit committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the audit committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

Reference is made to the Index to consolidated financial statements of Advanced Technology Acquisition Corp. under Item 8 of Part II hereof.

(2)	Financial Statement Schedule.

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits.

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED TECHNOLOGY ACQUISITION CORP.

By:	/s/ Liora Lev
Liora Lev

Date: March 26, 2008

POWER OF ATTORNEY

We, the undersigned directors and/or officers of Advanced Technology Acquisition Corp. (the “Company”), hereby severally constitute and appoint Shuki Gleitman, Liora Lev and Moshe Bar-Niv, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, the Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, and any and all amendments to said Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Moshe Bar-Niv	Chairman of the Board of Directors	March 26, 2008
Moshe Bar-Niv

/s/ Liora Lev	Chief Executive Officer and Director	March 26, 2008
Liora Lev	(principal executive officer)

/s/ Yehoshua Gleitman	Chief Technology Officer and Director	March 26, 2008
Yehoshua Gleitman

/s/ Ido Bahbut	Chief Financial Officer, Treasurer and Secretary	March 26, 2008
Ido Bahbut	(principal financial and accounting officer)

/s/ Elisha Yanay	Director	March 26, 2008
Elisha Yanay

/s/ Avigdor Kaplan	Director	March 26, 2008
Avigdor Kaplan

EXHIBIT INDEX
Exhibit Number	Description

3.1
Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.1	Specimen of Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.2	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.3	Specimen of Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.4	Specimen Founder Warrant Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.5	Specimen Underwriter Unit Certificate (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.6	Specimen Underwriter Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

4.7
Form of Unit Purchase Option to be granted to certain of the Underwriters (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on June 14, 2007.

4.8
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.1
Letter Agreement of M.O.T.A. Holdings Ltd., as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006; Letter Agreement of M.O.T.A. Holdings Ltd., as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.2
Letter Agreement of FSGL Holdings Ltd, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006; Letter Agreement of FSGL Holdings Ltd, as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 26, 2007.

10.3
Letter Agreement of OLEV Holdings Ltd, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006; Letter Agreement of OLEV Holdings Ltd, as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.4(a)
Letter Agreement of Josef Neuhaus Ltd, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.4(b)
Letter Agreement of Ido Bahbut, as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.4(b) of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.5
Letter Agreement of Shrem, Fudim, Kelner - Technologies Ltd., as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.6
Letter Agreement of Shrem, Fudim, Kelner & Co. Ltd., as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.7
Letter Agreement of Avigdor Kaplan, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.8
Letter Agreement of Elisha Yanay, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.9(a)
Letter Agreement of Josef Neuhaus, as an Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.9(b)
Letter Agreement of Ido Bahbut, as an Officer of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.9(b) of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.10
Letter Agreement of Elisha Yanay, as a Director of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.11
Letter Agreement of Avigdor Kaplan, as a Director of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.12
Letter Agreement of Moshe Bar-Niv, as a Director and Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006; Letter Agreement of Moshe Bar-Niv, as a Director and Officer of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.13
Letter Agreement of Shuki Gleitman, as a Director and Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006; Letter Agreement of Shuki Gleitman, as a Director and Officer of the Company, dated February 12, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.14
Letter Agreement of Liora Lev, as a Director and Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006; Letter Agreement of Liora Lev, as a Director and Officer of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007 .

10.15
Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.16
Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.17	Form of Promissory Note (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.18
Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.19(a)
Letter Agreement, dated September 29, 2006, between the Registrant and each of the Initial Stockholders (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.19(b)
Letter Agreement, dated February 16, 2007, between the Registrant and Ido Bahbut, in his capacity as an Initial Stockholder (incorporated by reference to Exhibit 10.19(b) of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007.

10.20
Form of Subscription Agreement, dated September 29, 2006, between the Registrant and each of the purchasers of the founder warrants (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.21
Letter Agreement, dated September 29, 2006, between the Registrant and LMS Nihul regarding administrative support (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006.

10.22
Form of Letter Agreement relating to forfeiture of shares of common stock, between the Registrant, the Underwriters and certain of the Initial Stockholders of the Company (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on March 21, 2007.

10.23
Form of Promissory Note among the Underwriters and certain of the Initial Stockholders of the Company (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on June 14, 2007.

10.24
Form of Pledge Agreement among the Underwriters and certain of the Initial Stockholders of the Company and the Escrow Agent (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on June 14, 2007.

14.1	Code of Conduct and Business.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.