Form 10-Q
period 2008-03-31
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2008-05-14
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

or

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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ Large Accelerated Filer   ☐ Accelerated Filer   ☑ Non-Accelerated Filer   Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐

As of May 14, 2008 there were 26,953,125 shares of Common Stock of the Registrant outstanding.

ADVANCED TECHNOLOGY ACQUISITION CORP.

FORM 10-Q
For the Quarter Ended March 31, 2008

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets	F-1
	Statements of Operations	F-2
	Statement of Cash Flows	F-3
	Notes to Financial Statements	F-4 - F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Controls and Procedures	4
PART II. OTHER INFORMATION		6
Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults upon Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 5.	Other Information	6
Item 6.	Exhibits	6
SIGNATURE		7
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(unaudited)

Balance Sheets

	March 31, 2 0 0 8	December 31, 2 0 0 7

ASSETS
Current assets
Cash and cash equivalents	$48,193	$41,869
Bank deposit	1,101,571	775,000
Prepaid expenses	119,850	162,150

Long-term assets
Investment held in escrow (Note 7)	172,319,872	171,554,122
Total assets	$173,589,486	$172,533,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$42,861	$70,011
Total liabilities	42,861	70,011

Commitment
Redeemable common stock (note 5)
Issued and outstanding 8,625,000 shares as of March 31, 2008 (8,625,000 as of December 31, 2007)	67,807,500	67,807,500

Stockholders’ equity (notes 4 & 6)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of March 31, 2008 (18,328,125 as of December 31, 2007) exclusive of 8,625,000 shares outstanding classified as redeemable common stock	1,833	1,833
Warrants	3,625,000	3,625,000
Additional paid-in capital	98,172,475	98,172,475
Retained earnings (accumulated deficit) during the development stage	3,939,817	2,856,322
Total stockholders’ equity	105,739,125	104,655,630

Total liabilities and stockholders’ equity	$173,589,486	$172,533,141

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(unaudited)

Statements of Operations

	Three months ended March 31, 2008	Three months ended March 31, 2007	For the period August 24, 2006 (inception) to March 31, 2 0 0 8

Formation and operating costs	$154,963	-	$434,882
Financial income	1,238,458	-	4,374,699
Net income	1,083,495	-	3,939,817

Weighted average shares outstanding (Note 2b)	26,953,125	6,250,000
Basic and diluted earnings per share	$0.04	-

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(unaudited)

Statement of Cash Flows

	Three months ended March 31, 2 0 0 8	Three months ended March 31, 2 0 0 7	For the period August 24, 2006 (inception) to March 31, 2 0 0 8

Cash flows from operating activities
Net income	$1,083,495	-	$3,939,817
Adjustments to reconcile net income to net cash provided by operating activities:

Interest receivable from deposits in escrow	(427,494)	-	(427,494)

Changes in operating assets and liabilities:
Increase in deferred offering costs	-	-	-
Decrease in notes and accounts payables - Stockholders	-	-	-
Decrease (increase) in prepaid expenses	42,300	-	(119,850)
(Increase) decrease in accounts payable	(27,150)	-	42,861

Net cash provided by operating activities	671,151	-	3,435,334

Cash flows used in investment activities

Investment in bank deposit and escrow	(664,827)	-	(172,993,949)

Net cash used in investment activities	(664,827)	-	(172,993,949)

Cash flows from financing activities
Repayment of notes to payable to shareholders	-	-	(219,000)
Proceeds from issuance of notes payable to stockholders	-	-	219,000
Proceeds from issuance of shares of common stock, net	-	-	165,981,808
Proceeds from issuance of warrants	-	-	3,625,000

Net cash provided by financing activities	-	-	169,606,808

Net increase in cash and cash equivalents	6,324	-	48,193

Cash and cash equivalents at the beginning of the period	41,869	-	-

Cash and cash equivalents at the end of the period	$48,193	-	$48,193

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

At March 31, 2008, the Company had not yet commenced any operations. All activities through March 31, 2008 relate to the Company’s formation and the Public Offering (“Offering”) described below. The Company has selected December 31 as its fiscal year-end.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(unaudited)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

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

B.    Earning per share

Basic and diluted earning per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The 6,250,000 Shares issued to the Company’s initial stockholders were issued for $0.004 per share, which is considerably less than the IPO per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D such shares have been assumed to be retroactively outstanding for the period since inception. 26,953,125 options were not included in diluted earning per share because the necessary conditions for their exercisability have not been met.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(unaudited)
Notes to Financial Statements

NOTE 5 - REDEEMABLE COMMON STOCK

The balance as at March 31, 2008 represents the amount of shares that may be converted by the shareholders. The amount equals 40% of the proceeds held in the trust.

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

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 7 - INVESTMENT HELD IN ESCROW

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS 115”).
The investment in escrow consists of short maturity tax exempted municipal bonds. This investment is classified as available for sale which is recorded at fair value, with any unrealized appreciation or depreciation in value recorded in Other Comprehensive Income ("OCI"). Interest received during the period is recognized in earnings. The carrying amount of the investment as of March 31, 2008 approximates its initial cost plus interest received, thus no amounts recorded in OCI.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period August 24, 2006 (inception) to March 31, 2008, we had net income of $3,939,817 generated from interest earned on the Trust Account.

Net income for the three months ended March 31, 2008 was approximately $1,083,495 representing the interest earned on the Trust Account for such period.

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

We believe that prior to the consummation of a business combination, the $380,000 of proceeds initially held outside of the Trust Account, as well as one-half of the interest earned on the Trust Account, net of taxes payable on such interest, up to a maximum of $2.0 million, will be sufficient to cover our operating expenses until June 22, 2009 and to cover the expenses incurred in connection with a business combination. Assuming that a business combination is not consummated during that time, we anticipate making the following expenditures during this time period:

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

ITEM 4. Controls and Procedures.

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, we are in compliance with Rule 139-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed as of March 31, 2007.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: May 14, 2008	By:	/s/ Ido Bahbut
Ido Bahbut Chief Financial Officer (principal financial, accounting officer)