Form 10-Q
period 2008-06-30
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2008-08-14
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from to.

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
Yes ☑ No ☐

As of August 12, 2008 there were 26,953,125 shares of Common Stock of the Registrant outstanding.

ADVANCED TECHNOLOGY ACQUISITION CORP.

FORM 10-Q
For the Quarter Ended June 30, 2008

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets	3
	Statements of Operations	4
	Statement of Cash Flows	5
	Notes to the Financial Statements	6-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
SIGNATURE		13
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Balance Sheets

	June 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$43,850	$41,869
Bank deposit	1,482,554	775,000
Prepaid expenses	77,550	162,150

Long-term assets
Investment held in escrow (Note 7)	172,858,221	171,554,122
Total assets	$174,462,175	$172,533,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$316,517	$70,011
Notes payable, stockholders	-	-
Total liabilities	316,517	70,011

Commitment (Note 4)
Redeemable common stock (note 5)
Issued and outstanding 8,625,000 shares as of June 30, 2008 (8,625,000 as of December 31, 2007)	67,807,500	67,807,500
	67,807,500	67,807,500
Stockholders’ equity (notes 4 & 6)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of June 30, 2008 (18,328,125 as of December 31, 2007) exclusive of 8,625,000 shares outstanding classified as redeemable common stock	1,833	1,833
Warrants	3,625,000	3,625,000
Additional paid-in capital	98,172,475	98,172,475
Retained earnings (accumulated deficit) during the development stage	4,538,850	2,856,322
Total stockholders’ equity	106,338,158	104,655,630

Total liabilities and stockholders’ equity	$174,462,175	$172,533,141

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Statements of Operations
					For the period
	Six months		Three months		August 24, 2006
	ended		ended		(inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating and formation costs	$534,202	$5,647	$379,239	$5,647	$814,121
Financial income	2,216,730	-	978,272	-	5,352,971
Net income (loss)	1,682,528	(5,647)	599,033	(5,647)	4,538,850

Weighted average shares outstanding (Note 2b)	26,953,125	7,170,139	26,953,125	8,090,279

Basic and diluted earning Per share	$0.06	$0.00	$0.02	$0.00

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Statement of Cash Flows

	Six months ended June 30,		For the period August 24, 2006 (inception) to June 30,
	2008	2007	2008
Cash flows from operating activities
Net income (loss)	$1,682,528	$(5,647)	$4,538,850
Adjustments to reconcile net income to net cash provided by operating activities:

Interest receivable from deposits in escrow	(1,311,653)	-	(1,765,460)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	84,600	-	(77,550)
Increase in accounts payable	246,506	5,000	316,517

Net cash provided by (used in) operating activities	701,981	(647)	3,012,357

Cash flows used in investment activities

Investment in bank deposit and escrow	(700,000)	(169,768,750)	(172,575,315)
Net cash used in investment activities	(700,000)	(169,768,750)	(172,575,315)

Cash flows from financing activities
Repayment of notes to payable to shareholders	-	-	(219,000)
Proceeds from issuance of notes payable to stockholders	-	-	219,000
Proceeds from issuance of shares of common stock, net	-	166,177,657	165,981,808
Proceeds from issuance of warrants	-	3,625,000	3,625,000

Net cash provided by financing activities	-	169,802,657	169,606,808

Net increase in cash and cash equivalents	1,981	33,260	43,850

Cash and cash equivalents at the beginning of the period	41,869	5,987	-

Cash and cash equivalents at the end of the period	$43,850	$39,247	$43,850

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

At June 30, 2008, the Company had not yet commenced any operations. All activities through June 30, 2008 relate to the Company’s formation and the initial public offering (the “Offering”) described below. The Company has selected December 31 as its fiscal year-end.

On June 22, 2007 the Company completed the Offering. Substantially all net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following the Company’s initial business combination. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, 98.27% or $169,518,750, of the proceeds from the Offering were deposited in a trust account (the “Trust Account”) until the earlier of (i) the completion of a business combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses (including formation expenses). The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40% of the shares sold in the Offering exercise their conversion rights described below. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (referred to herein as the initial stockholders), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (referred to herein as public stockholders) with respect to any business combination. After consummation of a business combination, these voting safeguards will no longer be applicable.

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
(A Development Stage Corporation)
(Unaudited)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of the Offering and the business combination relating thereto has not yet been consummated within such 18-month period. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 3).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.	Deferred taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

B.	Earning per share

Basic and diluted earning per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The 6,250,000 shares issued to the Company’s initial stockholders were issued for $0.004 per share, which is considerably less than the Offering per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D such shares have been assumed to be retroactively outstanding for the period since inception. 26,953,125 options were not included in diluted earnings per share because the necessary conditions for their exercisability have not been met.

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

Each unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the warrants, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, if, and only if, the last sales price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. The Company has agreed to pay to the underwriter in the Offering an underwriting discount of 3.25% of the gross proceeds of the Offering and an additional contingent fee of 3.75% of the gross proceeds of the Offering. Such additional contingent fees are payable after the consummation of the initial business combination. The Company issued additional 3,625,000 warrants to certain of its initial stockholders (“founder warrants”) in the amount of $3,625,000, which took place in a private placement simultaneously with the consummation of this offering.

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

The initial stockholders will be entitled to make up to two demands that the Company register their shares pursuant to an agreement signed in connection with the Offering. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which the lock-up period expires. In addition, these stockholders have unlimited piggy-back registration rights on registration statements filed subsequent to such date. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Effective June 16, 2008 the Company will compensate three newly appointed board members with $2,000 per month and $500 per meeting attended. Such compensation is contingent and payable upon the consummation of an initial business combination, as approved by a majority of the shares of common stock of the Company voted by the Company’s public stockholders. The compensation expenses have not been recorded in the financial statements since, as of June 30, 2008, the consummation of a business combination is not considered probable. The amount that has not been recognized as of June 30, 2008 is $3,000.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Notes to Financial Statements

NOTE 5 - REDEEMABLE COMMON STOCK

The balance as at June 30, 2008 represents the amount of shares that may be converted by the stockholders. The amount equals 40% of the proceeds held in the Trust Account.

Following the change in structure of the Offering the Company was granted a right to cancel up to an aggregate of 1,562,500 shares of common stock held by existing stockholders in the event that the collective ownership of such persons or entities exceeded 20.0% following the completion of the Offering and the exercise of the over-allotment option by the underwriters. In accordance with the agreement with the underwriters, this right to cancel shares would only be in an amount sufficient to cause the existing stockholders to maintain control over 20.0% of the Company’s outstanding shares after giving effect to the Offering and the exercise of the underwriters’ over-allotment option. Upon the consummation of the Offering, 859,375 of the 1,562,500 were cancelled.

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

The investment in escrow consists of short maturity tax-exempted municipal bonds. This investment is classified as available for sale which is recorded at fair value, with any unrealized appreciation or depreciation in value recorded in Other Comprehensive Income ("OCI"). Interest received during the period is recognized in earnings. The carrying amount of the investment as of June 30, 2008 approximates its initial cost plus interest received, thus no amounts recorded in OCI.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission, or SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the period August 24, 2006 (inception) to June 30, 2008, we had net income of $4,583,850 generated from interest earned on the Trust Account.

Net income for the six months ended June 30, 2008 was approximately $1,682,528, representing the interest earned on the Trust Account for such period.

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

•
approximately $460,000 for general working capital that will be used for miscellaneous expenses, including reimbursement of any out-of-pocket expenses incurred by our initial stockholders, directors and officers in connection with activities on our behalf, of which approximately $400,000 is for director and officer liability and other insurance premiums; and, if we must dissolve and liquidate, $50,000 to $75,000 for dissolution and liquidation costs.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 4. Controls and Procedures.

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, we are in compliance with Rule 139-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed as of June 30, 2008.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: August 13, 2008	By:	/s/ Ido Bahbut
Ido Bahbut Chief Financial Officer (principal financial, accounting officer)