Form 10-Q
period 2008-09-30
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2008-11-14
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from ____ to ______

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
Yes ☑ No ☐

As of November 12, 2008 there were 26,953,125 shares of Common Stock of the Registrant outstanding.

ADVANCED TECHNOLOGY ACQUISITION CORP.

FORM 10-Q
For the Quarter Ended September 30, 2008

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets	3
	Statements of Operations	4
	Statement of Cash Flows	5
	Notes to the Financial Statements	6-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
SIGNATURE		14
Section 302 certification
Section 302 certification
Section 906 certification
Section 906 certification

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Balance Sheets

	September 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$28,058	$41,869
Bank deposit	1,362,794	775,000
Prepaid expenses	35,250	162,150

Long-term assets
Investment held in escrow (Note 7)	173,834,701	171,554,122
Total assets	$175,260,803	$172,533,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$294,347	$70,011
Total liabilities	294,347	70,011

Commitment (Note 4)
Redeemable common stock (note 5)
Issued and outstanding 8,625,000 shares as of September 30, 2008 (8,625,000 as of December 31, 2007)	67,807,500	67,807,500
	67,807,500	67,807,500
Stockholders’ equity (notes 4 & 6)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of September 30, 2008 (18,328,125 as of December 31, 2007) exclusive of 8,625,000 shares outstanding classified as Redeemable common stock	1,833	1,833
Warrants	3,625,000	3,625,000
Additional paid-in capital	98,172,475	98,172,475
Retained earnings (accumulated deficit) during the development stage	5,359,648	2,856,322
Total stockholders’ equity	107,158,956	104,655,630

Total liabilities and stockholders’ equity	$175,260,803	$172,533,141

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Statements of Operations

					For the period
	Nine months		Three months		August 24, 2006
	ended		ended		(inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating and formation costs	$695,482	$130,900	$161,280	$118,049	$975,401
Financial income	3,198,808	1,174,336	982,078	1,174,182	6,335,049
Net income	2,503,326	1,043,436	820,798	1,056,133	5,359,648

Weighted average shares outstanding (Note 2b)	26,953,125	13,764,468	26,953,125	26,953,125

Basic and diluted earning Per share	$0.09	$0.08	$0.03	$0.04

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Statement of Cash Flows

	Nine months ended September 30,		For the period August 24, 2006 (inception) to September 30,
	2008	2007	2008

Cash flows from operating activities
Net income	$2,503,326	$1,043,436	$5,359,648
Adjustments to reconcile net income to net cash provided by operating activities:

Interest earned on bank deposits and escrow	(2,293,373)	(586,795)	(2,747,180)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	126,900	(204,450)	(35,250)
Increase in accounts payable	224,336	7,864	294,347

Net cash provided by operating activities	561,189	260,055	2,871,565

Cash flows used in investment activities

Investment in bank deposit and escrow	(575,000)	(170,018,750)	(172,450,315)

Net cash used in investment activities	(575,000)	(170,018,750)	(172,450,315)

Cash flows from financing activities
Repayment of notes to payable to shareholders	-	-	(219,000)
Proceeds from issuance of notes payable to stockholders	-	-	219,000
Proceeds from issuance of shares of common stock, net	-	166,177,657	165,981,808
Proceeds from issuance of warrants	-	3,625,000	3,625,000

Net cash provided by financing activities	-	169,802,657	169,606,808

Net (decrease) increase in cash and cash equivalents	(13,811)	43,962	28,058

Cash and cash equivalents at the beginning of the period	41,869	5,987	-

Cash and cash equivalents at the end of the period	$28,058	$49,949	$28,058

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

At September 30, 2008, the Company had not yet commenced any operations. All activities through September 30, 2008 relate to the Company’s formation and the initial public offering (the “Offering”) described below. The Company has selected December 31 as its fiscal year-end.

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
(A Development Stage Corporation)
(Unaudited)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, (December 22, 2008) or 24 months from the consummation of the Offering (June 22, 2009) if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of the Offering and the business combination relating thereto has not yet been consummated within such 18-month period. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 3).

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

D.	Recently issued accounting pronouncements

On October 10, 2008, the FASB issued FSP FAS 157-3, which amends Statement 157 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset” in an inactive market. The FSP’s example emphasizes the following principles from Statement 157:

•
Objective of fair value — The objective of fair value measurement is to determine the price that would be received to sell an asset “in an orderly transaction . . . that is not a forced liquidation or distressed sale” between market participants as of the measurement date. This objective does not change even when “there is little, if any, market activity for an asset” as of the measurement date.

•
Distressed transactions — Paragraph 9(a) of the FSP states, “Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales.

•
Management’s assumptions about nonperformance and liquidity risks — The use of management’s internal “assumptions about future cash flows and appropriately risk adjusted discount rates is acceptable” when there are no relevant observable market data. However, any assumptions or valuation techniques must take into account adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset.

•
Third-party pricing quotes — Quotes and information obtained from brokers or pricing services “are not necessarily determinative if an active market does not exist for the financial asset” being measured. In addition, “an entity should place less reliance on quotes that do not reflect actual market transactions.”

The Company believes that the carrying amount of its investment in the trust is the fair value of that investment as required by SFAS No. 157 and FSP SFAS 157-3.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Effective June 16, 2008, each of the three newly appointed board members is eligible to receive compensation consisting of $2,000 per month and $500 per meeting attended. Such compensation is contingent and payable upon the consummation of an initial business combination, as approved by a majority of the shares of common stock of the Company voted by the Company’s public stockholders. As the business combination has not materialized yet, the provision of $22,500 for the compensation expenses have not been recorded in the financial statements as of September 30, 2008.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

Notes to Financial Statements

NOTE 5 - REDEEMABLE COMMON STOCK

The balance as at September 30, 2008 represents the amount of shares that may be converted by the stockholders. The amount equals 40% of the proceeds held in the Trust Account.

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

NOTE 7 - INVESTMENT HELD IN ESCROW

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS 115”). The investment was managed by Lehman Brothers. Following the collapse of Lehman Brothers the Company transferred the trust amount to Wachovia Securities and purchased the same type of investment as described below.

The investment in escrow consists of money market funds invested in short maturity tax exempted municipal bonds. This investment is classified as available for sale which is recorded at fair value, with any unrealized appreciation or depreciation in value recorded in Other Comprehensive Income ("OCI"). Interest received during the period is recognized in earnings. The carrying amount of the investment as of the transfer to Wachovia Securities (as described above) approximated its initial cost plus interest received, thus no amounts recorded in OCI. The Company incurred no losses in that transfer.

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

Results of Operations

For the period August 24, 2006 (inception) to September 30, 2008, we had net income of $5,359,648 generated from interest earned on the Trust Account.

Net income for the nine months ended September 30, 2008 was approximately $2,503,326, representing the interest earned on the Trust Account for such period.

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

ITEM 4. Controls and Procedures.

(A) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, we are in compliance with Rule 139-15(e) of the Exchange Act.

(B) Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
(Unaudited)

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed as of September 30, 2008.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: November 13, 2008	By:	/s/ Ido Bahbut
Ido Bahbut Chief Financial Officer (principal financial, accounting officer)