Form 10-K
period 2008-12-31
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2009-03-31
CIK 1374796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

011-972-3-751-3707
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Alternext US LLC
Warrants	NYSE Alternext US LLC
Units, each consisting of one share of Common Stock and one Warrant	NYSE Alternext US LLC
Common Stock included in the Units	NYSE Alternext US LLC
Warrants included in the Units	NYSE Alternext US LLC

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

Large accelerated filer  ☐    Accelerated filer  ☒   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $169,442,650.

As of March 30, 2009, the registrant had 26,953,125 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADVANCED TECHNOLOGY ACQUISITION CORP.

i

PART I

Unless otherwise stated in this Annual Report on Form 10-K, or this “Annual Report”, references to the “Company”, “we,” “us” or “our” refer to Advanced Technology Acquisition Corp. Unless we tell you otherwise, the term “business combination” as used in this Annual Report means an acquisition of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination. The term “initial stockholders” as used in this Annual Report refers to persons that held shares of our common stock immediately prior to the date of our initial public offering. In addition, unless we tell you otherwise, the term “public stockholders” as used in this Annual Report refers to the holders of the shares of common stock that were sold as part of the units in the initial public offering, including any of our initial stockholders, directors and officers to the extent that they purchased such shares.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; the addition of an independent director to our board of directors and audit committee; limited pool of prospective target businesses; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in Israel. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A, “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

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

We do not have a corporate website at this time. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge at www.sec.gov.

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

We entered into a letter of intent, dated December 19, 2008 (the “LOI”), with Bioness Inc., a Delaware corporation (“Bioness”), that provides for a business combination between Bioness (or an entity controlled by Bioness) and us by means of a merger (the “merger”), with us as the surviving entity.  Upon the consummation of the merger, we will change our name to “Bioness Inc.”  The LOI provides that, upon consummation of the merger, all of the fully diluted share capital of Bioness (including all outstanding shares of common stock of Bioness), all Bioness stock options (calculated on a cashless exercise basis) and Bioness warrants (not calculated on a cashless exercise basis) and any other equity securities of Bioness or securities convertible into or exchangeable for an equity securities of Bioness will be converted into an aggregate of 32,343,750 shares of our common stock, par value $.0001 per share (which number includes shares of our common stock issuable upon the exercise of Bioness options and Bioness warrants that will be assumed by us).

In addition and in consideration of the establishment by Alfred E. Mann, an affiliate of Bioness, of the Additional Trust (as described below), upon the closing of the merger, we will issue to Mr. Mann 1,000,000 shares of common stock, which 1,000,000 shares of common stock in the aggregate will be delivered to us by certain of our initial stockholders (together with their transferees, “certain founders”) immediately prior to the execution of a merger agreement.

The LOI provides that each beneficial holder of common stock that (a) purchased shares of common stock in our initial public offering (“IPO Shares”) or subsequently purchased IPO Shares on a stock exchange, (b) voted in favor of the merger, and (c) holds any IPO Shares immediately following the closing of the merger, will be granted a non-transferable put option to sell such shares to the surviving entity at a price of $8.20 per share.  Such put option will be exercisable during the 30-day period commencing on the second anniversary of the closing of the merger.  For securing payment with respect to the aggregate shares subject to the put option, all of our available funds (minus all transaction costs and expenses) on the date the merger closes minus the working capital (defined as an amount equal to $50 million as required for funding the surviving entity’s operations, which shall be in addition to funds required for payment of all debts and commitments outstanding on January 1, 2009 and for payment of all transaction costs and expenses, which are estimated to be approximately $12 million) will be set aside in trust (the “Option Trust”).  Additionally, the LOI provides that at the closing of the merger, Mr. Alfred E. Mann will both give a personal guaranty for the repayment of any “Shortfall” (defined below) and also establish a trust (the “Additional Trust”) to ensure payment of any such Shortfall to holders of the put option.  The Additional Trust will be funded in an amount equal to (x) $8.20 multiplied by the number of shares subject to the put option, minus (y) the funds deposited in the Option Trust.  The Additional Trust will be funded with collateral consisting of publicly traded securities with a market value at the date of deposit equal to 125% of the amount required to be held in the Additional Trust.  If the value of the securities falls below such 125% coverage at any time, Mr. Mann will be given notice and will deposit additional collateral within three business days (and, conversely, he can remove excess collateral if the value increases above such 125% amount).  The LOI also provides that, if at the time of the exercise of the put option, there are insufficient funds available in the Option Trust to fully pay put option holders (a “Shortfall”), then, (without limiting his personal guaranty) Mr. Mann will be given notice of the Shortfall and (a) Mr. Mann will fund the Additional Trust with cash in the amount of the Shortfall or (b) we (or the trustee of the Additional Trust) will sell a portion of collateral in the Additional Trust to cover such Shortfall and Mr. Mann will fund any remaining Shortfall after such sale of collateral.

The LOI further provides that, following execution of the merger agreement, Bioness will commence a tender offer to purchase our remaining outstanding warrants for four cents per warrant.  As a condition to the tender offer, 100% of the outstanding warrants will be tendered and not withdrawn.  It is anticipated that the merger agreement will provide that it can be terminated by either party if the conditions to the tender offer are not satisfied or waived by Bioness.  It is a condition to the commencement of the tender offer that, not later than one business day prior to the announcement by Bioness of the tender offer, all of the warrants purchased by certain founders in connection with our initial public offering and unit purchase option issued to the underwriters of our initial public offering (consisting of common stock and warrants to purchase common stock ) will be canceled without further consideration with the consent of the holders thereof.  All warrants purchased in the tender offer will be cancelled following their purchase.  Bioness’ obligation to consummate the merger is conditioned upon satisfaction of the foregoing conditions to the tender offer.  All costs and expenses related to the tender offer will be paid by Bioness.

Pursuant to our amended and restated certificate of incorporation, the merger is subject to the approval of our stockholders.  We will file a preliminary proxy statement/prospectus with the SEC relating to the merger.

A registration statement for our initial public offering was declared effective on June 18, 2007. On June 22, 2007, we closed our initial public offering of 21,562,500 units (including the underwriters’ over-allotment option of 2,812,500 units) with each unit consisting of one share of our common stock, par value $0.0001 per share, and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. The units from the initial public offering (including the underwriters’ over-allotment option) were sold at an offering price of $8.00 per unit. On June 22, 2007, we also consummated the private sale of 3,625,000 warrants at a price of $1.00 per warrant to certain of our initial stockholders. Our common stock and warrants started trading separately on July 11, 2007.

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

Our offices are located at 14 A Achimeir Street, Ramat Gan 52587 Israel, and our telephone number is 011-972-3-751-3707.

Focus on Israel

Over the course of the past decade, Israel has emerged as a favorable environment for technology and technology-related companies. Based on information publicly available from the Israel Venture Capital (IRC) Research Center, the Israel Venture Association (IVA) and the Government of Israel’s Ministry of Industry, Trade and Labor, we believe that Israel represents an attractive environment for a target business for several reasons, including:

•
Israel’s Central Bureau of Statistics reported that Israel’s Gross Domestic Product grew by 5.3% in 2007 and by 2.7% in the first nine months of 2008 (on an annualized basis), ranking it as one of the fastest growing economies in the Western world;

•	Israel’s Central Bank reported that foreign investments in Israel have risen consecutively in the last three years, reaching $10.3 billion in 2007 and $8.6 billion in the first nine months of 2008;

•	According to the Israeli Ministry of Industry, Trade and Labor, Israeli companies are offered favorable tax incentives and government funding plans;

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

•	According to the Israeli Ministry of Finance, Israel has one of the highest per-capita ratios of engineers in the world;

•	According to the Consulate General of Israel, Israel has more startup companies, in absolute terms, than any other country in the world other than the United States; and

•
Israeli-based technology companies rank as the most listed non-U.S. based technology companies on the Nasdaq Stock Market, according to the Nasdaq Stock Market, and also rank highly in the number of listed technology companies on many European stock exchanges.

To amplify these reasons, it is worth noting that Israel offers:

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

Additionally, according to the Israel Venture Capital Research Center, since 1999, $16 billion in venture capital has been invested in Israel’s technology industry, which funded more than 1,500 technology companies.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until such time as a business combination is consummated, if ever. We intend to use cash derived from the proceeds of our initial offering and the sale of the founder warrants simultaneously with the closing of our initial offering, and issuances of our capital stock, debt or any combination thereof to effect a business combination. Although substantially all of the net proceeds of our initial offering (excluding the amount held in the trust account representing the deferred portion of the underwriter’s fees) are intended to be generally applied toward effecting a business combination as described in this annual report, the proceeds are not otherwise designated for any more specific purpose. A business combination may involve the acquisition of, or merger with, an operating business that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These consequences include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or may possess weak management, but, in our belief, possesses long-term growth potential. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not consummated a business combination

We have entered into a LOI with Bioness, pursuant to which we hope to consummate a merger.  We believe that Bioness meets the requirements that a target business (a) have operations or facilities located in Israel, or intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination, (b) be in a technology or technology-related industry and (c) have a fair market value of at least 80% of our net assets (excluding deferred underwriting fees) at the time of the acquisition, as described below in more detail. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. There is no basis for investors to evaluate the possible merits or risks of Bioness at this time. Although our management has and will continue to endeavor to evaluate the risks inherent in a business combination with Bioness, we cannot make any assurances that we will properly ascertain or assess all significant risk factors. Pursuant to our amended and restated certificate of incorporation, the merger is subject to the approval of our stockholders.  We will file a preliminary proxy statement/prospectus with the SEC relating to the merger.

Sources of target businesses

Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis since many of these sources will have read this report and know what types of business we are targeting. Our management team has extensive experience in the technology and technology-related industries, and has the experience and skills necessary to identify, acquire and assist the appropriate target business or businesses. Furthermore, through their considerable experience in technology and technology-related businesses, our management team has acquired extensive contacts and sources from which to generate acquisition opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, business brokers, investment bankers, attorneys and accountants.

In the event that we do not consummate a business combination with Bioness, our initial stockholders, our officers and directors, and their affiliates may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our initial stockholders, our officers and directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, the consummation of a business combination; provided, however, that we are permitted to pay a finder’s fee or other compensation to Shrem, Fudim Group Ltd. and/or to Shrem, Fudim Technologies Ltd. should they provide us services prior to or in connection with a business combination.

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

•	experience and skill of the target’s management and availability of additional personnel;

•	competitive position (including strength of brands, if any, customer loyalty and product quality relative to its competitors);

•	regulatory or technical barriers to entry, and their potential effect on the long-term competitive environment of the target business;

•	stage of development of the products, processes or services including the degree of current or potential market acceptance of the products, processes or services;

•	capital requirements (including required working capital and capital expenditures, and their effect on the company’s cash flows);

•	earnings and operating margins;

•	nature of the customers and contracts;

•	stability and continuity in customer relationships;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the relevant industry sector; and

•	costs associated with effecting the business combination

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

The time and costs required to structure and complete the business combination with Bioness cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. We will not pay any finders or consulting fees to our initial stockholders, directors or officers or special advisors, or any of their respective affiliates, for services rendered in connection with a business combination; provided, however, that we are permitted to pay a finder’s fee or other compensation to Shrem, Fudim Group Ltd. and/or to Shrem, Fudim Technologies Ltd. should they provide us services prior to or in connection with a business combination, though no such finder’s fee or other compensation would be paid in the event that the merger with Bioness is consummated. However, our initial stockholders, directors and officers will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf.

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

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot make any assurances that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management of the target business.

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

In connection with any vote required for our initial business combination, all of our initial stockholders, directors and officers, have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our initial stockholders, directors and officers. As a result, our initial stockholders, directors and officers will not have any conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our public stockholders other than our initial stockholders, directors and officers. We will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40% of the shares sold in our initial offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our initial stockholders, directors and officers, the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders, directors and officers will not have this right with respect to the shares owned by them, because they have agreed to vote their shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders other than our initial stockholders, directors and officers. The actual per-share conversion price will be equal to the amount in the trust account, including the amount held in the trust account representing the deferred portion of the underwriter’s fee, but excluding one-half of the interest earned on the trust account, net of taxes payable on such interest, that will be released to us on a monthly basis to fund our working capital requirements, as of two business days prior to the consummation of the business combination, divided by the number of units sold in our initial offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $7.64, or $0.36 less than the per-unit offering price of $8.00. There may be a disincentive for public stockholders to exercise their conversion rights due to the fact that the amount available to such stockholders is likely to be less than the purchase price paid for the unit in the offering. Voting against the business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the business combination is voted upon by the stockholders. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement at or prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of the business combination. Public stockholders who convert their stock into their share of the trust account retain their warrants. We will not complete any proposed business combination for which our public stockholders owning 40% or more of the shares sold in our initial offering, other than our initial stockholders, directors and officers, both vote against a business combination and exercise their conversion rights.

We will not complete any business combination if public stockholders owning 40% or more of the shares sold in our initial public offering exercise their conversion rights. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 40% of the public stockholders may exercise their conversion rights and the business combination will still go forward.

Liquidation if no business combination

Pursuant to the terms of our amended and restated certificate of incorporation, if we do not complete a business combination by December 22, 2008 (18 months after June 22, 2007, the date we consummated our initial offering), or by June 22, 2009 if the extension criteria described below have been satisfied, as part of any plan of dissolution and distribution in accordance with the applicable provisions of the Delaware General Corporation Law, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, including the amount representing the deferred portion of the underwriter’s fees, but excluding one-half of the interest earned on the trust account, net of taxes payable on such interest, that will be released to us on a monthly basis to fund our working capital requirements, plus any remaining net assets. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our board has agreed to dissolve after the expiry of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the trust account and the funds will not be available for any other corporate purpose. Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate the trust account to our public stockholders. Our initial stockholders, directors and officers have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock owned by them prior to our initial offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial offering. There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

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

Placing of funds in a trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, prospective acquisition targets and other entities with whom we engage in business enter into agreements with us waiving any right in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that such waivers will be enforceable or they would otherwise be prevented from bringing claims against the trust account.

If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances in which we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

Our amended and restated certificate of incorporation provides for our mandatory liquidation if we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (December 22, 2008) or 24 months from the consummation of our initial public offering (June 22, 2009) if a letter of intent (such as the LOI), agreement in principle or definitive agreement has been executed within 18 months after the consummation of the offering and a business combination relating thereto has not yet been consummated within such 18-month period.  Accordingly, if we do not consummate a merger prior to June 22, 2009, we must liquidate in the manner set forth in our amended and restated certificate of incorporation. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. We will promptly instruct the trustee to commence liquidating the investments constituting the trust account after the expiration of the 24-month period and upon the approval by our stockholders of our plan of dissolution and distribution.

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

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 24-month deadline would proceed in the following manner:

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

Competition

Should the merger with Bioness not be consummated, we may encounter intense competition in connection with identifying, evaluating and pursuing a target business, we expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital funds, leveraged buyout funds, private equity firms, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities and individuals are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

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

Any of these factors may place us at a competitive disadvantage in consummating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination (with Bioness or otherwise), there will, in all likelihood, be intense competition from competitors of the target business. We cannot make any assurances that, subsequent to a business combination, we will have the resources to compete effectively.

Israeli Government Programs

Israeli companies are generally subject to income tax on their taxable income at the rate of 29% for 2007, 27% for 2008, 26% for 2009 and 25% for year 2010 and thereafter.

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

In addition to the other information contained in this Annual Report, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our securities could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are an incorporated development stage company with no operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination. We will not generate any revenues until, at the earliest (if at all), after the consummation of a business combination. We cannot make any assurances as to when, or if, a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case we will be forced to liquidate.

We must complete a business combination with a fair market value equal to at least 80% of our net assets (excluding deferred underwriting fees) at the time of the business combination.  Our amended and restated certificate of incorporation provides for our mandatory liquidation if we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (December 22, 2008) or 24 months from the consummation of our initial public offering (June 22, 2009) if a letter of intent (such as the LOI), agreement in principle or definitive agreement has been executed within 18 months after the consummation of the offering and a business combination relating thereto has not yet been consummated within such 18-month period.  Accordingly, if we do not consummate a merger prior to June 22, 2009, we must liquidate in the manner set forth in our amended and restated certificate of incorporation.  If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

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

We anticipated that prior to the consummation of a business combination, the $380,000 of proceeds initially held outside of the trust account, as well as one half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, would be sufficient to cover our operating expenses through June 18, 2009 and to cover the expenses incurred in connection with a business combination.  As of March 15, 2009, $2,000,000 of the interest earned on the trust account has been released to us to fund our working capital requirements in connection with our search for a business combination.  These amounts are based on our management’s estimate of the amount needed to fund our operations for the 24-month period following June 18, 2007, the date our registration statement was declared effective, to consummate a business combination and to fund our working capital requirements. This estimate may prove inaccurate, especially if we expend a significant portion of the available funds in pursuit of a business combination that is not consummated. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our initial stockholders, directors and officers or from third parties. We may not be able to obtain additional financing, and our initial stockholders, directors and officers are not obligated to provide any additional financing to us. If we do not have sufficient funds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination. If we are able to obtain additional financing in order to fund due diligence and other expenses associated with locating a target business, and if such additional financing were in the form of a loan, such loan would be incurred by us. To the extent that a business combination is not ultimately consummated and that the funds held outside of the trust account are not sufficient to repay such loan, M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd have agreed to advance the funds necessary to repay such loan. In the event that M.O.T.A Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd are unable to repay such loan and to the extent that there are not funds available outside of the trust account for such purpose, then Moshe Bar-Niv, Dr. Shuki Gleitman and Liora Lev have agreed that they will be personally liable to repay such loan.

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

Failure to comply with the NYSE Alternext US LLC’s requirements regarding the composition of our board of directors and audit committee could result in the delisting of our common stock from NYSE Alternext US LLC and adversely affect the market for our common stock.

In order for our common stock to continue to be listed on NYSE Alternext US LLC (“Alternext”), we must comply with listing standards regarding the independence of our board of directors and members of our audit committee. In particular, Alternext’s rules require that a majority of our directors and all of the members of our audit committee be “independent,” as defined under Alternext’s rules, by no later than the first anniversary following the completion of our initial offering. We reconstituted our board of directors prior to the first anniversary of the completion of our initial offering in order to comply with these requirements by appointing Yoram Buki, Nathan Sharony and Yacov Rozen as independent directors. If we are unable to continue to have the composition of our board of directors and our board committees comply with these requirements, our common stock may be delisted from Alternext and the liquidity and trading price of common stock may be adversely affected.

On February 10, 2009, we received a notice from Alternext indicating that we were not in compliance with Section 704 of the NYSE Alternext US LLC Company Guide (the “Company Guide”), because we did not hold an annual meeting of our stockholders during 2008.  In order to maintain our Alternext listing, we submitted a plan of compliance advising Alternext of the action we have taken, or will take, that would bring us into compliance with Section 704 of the Company Guide by August 11, 2009.  The Corporate Compliance Department of Alternext will evaluate the plan and make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by August 11, 2009, in which case the plan will be accepted.  If the plan is accepted, we may be able to continue our listing during the plan period up to August 11, 2009, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan.  If our plan is not accepted or if the plan is accepted but we are not in compliance with the continued listing standards at the conclusion of the plan period or do not make progress consistent with the plan during the plan period, we may become subject to delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 46 of the 101 blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into definitive agreements or letters of intent with respect to potential business combinations, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. Our amended and restated certificate of incorporation provides for our mandatory liquidation if we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (December 22, 2008) or 24 months from the consummation of our initial public offering (June 22, 2009) if a letter of intent (such as the LOI), agreement in principle or definitive agreement has been executed within 18 months after the consummation of the offering and a business combination relating thereto has not yet been consummated within such 18-month period.  Accordingly, if we do not consummate a merger prior to June 22, 2009, we must liquidate in the manner set forth in our amended and restated certificate of incorporation.

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

The existence of certain provisions in our amended and restated certificate of incorporation and bylaws may have a negative impact on the price of our common stock by discouraging a third party from purchasing our common stock. These provisions could also have the effect of discouraging a third party from pursuing a non-negotiated takeover of our company and preventing certain changes of control. In addition to our staggered board, our by-laws require that, subject to certain exceptions, any stockholder desiring to propose business or nominate a person to the board of directors at a stockholders meeting must give notice of any proposals or nominations within a specified time frame. Our bylaws also limit the ability of stockholders to remove directors, call stockholders meetings and act by written consent and provide that vacancies of the board of directors may only be filled by a majority of the remaining directors.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders is likely to be less than the approximately $7.88 per share held in trust.

Placing of funds in a trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, prospective acquisition targets and other entities with whom we engage in business enter into agreements with us waiving any right in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that such waivers will be enforceable or they would otherwise be prevented from bringing claims against the trust account.

If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances in which we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

If we do not complete a business combination by June 22, 2009, 24 months after the date we consummated our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period (such as the LOI)), we will dissolve. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot make any assurances that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 24-month deadline would proceed in approximately the following manner:

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

There is no basis to evaluate the merits or risks of a business combination with Bioness at this time.

There is no basis to evaluate the possible merits or risks of Bioness’ operations, financial condition or prospects at this time. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of the acquired company or companies. Although our management has and will continue to endeavor to evaluate the risks inherent in a business combination with Bioness, we cannot make any assurances that we will properly ascertain or assess all significant risk factors. Pursuant to our amended and restated certificate of incorporation, the merger is subject to the approval of our stockholders.  We will file a preliminary proxy statement/prospectus with the SEC relating to the merger.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial offering and the sale of the founder warrants, there were 30,875,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of our outstanding warrants, including the founder warrants, and the purchase option issued to CRT Capital Group LLC and I-Bankers Securities, Inc. and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date hereof to issue any additional securities (other than as contemplated by the LOI), we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

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

If we consummate the merger with Bioness, we have agreed to issue 32,343,750 shares of our common stock in exchange for 100% of the fully diluted share capital of Bioness.

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

Following the consummation of our initial offering and until we consummate a business combination, we intend to engage in the business of identifying and acquiring a potential target business in a technology or technology-related industry. Our directors and officers are, and may in the future, become affiliated with entities, including other blank check companies, that are engaged in a similar business. Further, certain of our directors and officers are currently involved in other businesses in, or investing in, technology or technology-related industries. In the event that we do not consummate the merger with Bioness, our directors and officers may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. We cannot make any assurances that these conflicts will be resolved in our favor. At this time, none of our officers or directors are or have been affiliated with another blank check company.

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

If, however, it is later determined that this is in the best interest of our stockholders, we may propose to acquire an affiliated company as a “business combination.” In particular, there is nothing in our amended and restated certificate of incorporation or any contractual arrangements to which we are a party that would prohibit us from doing so.

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

All of our directors and officers own stock in our company. Our directors and officers, as well as our initial stockholders, have waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Furthermore, certain of our initial stockholders (specifically, M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim Technologies Ltd.; Shrem, Fudim Group Ltd.; and Elisha Yanay) purchased an aggregate of 3,625,000 warrants in a private placement simultaneously with the consummation of our initial offering. The shares of common stock and warrants owned by such directors and officers and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. Consequently, initially, it is a probability that we will have the ability to complete a business combination with only a single operating business.

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

Upon consummation of our initial offering, our initial stockholders, directors and officers collectively own 20% of our issued and outstanding shares of common stock. In addition, certain of our initial stockholders (specifically, M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim Technologies Ltd.; Shrem, Fudim Group Ltd.; and Elisha Yanay) purchased 3,625,000 warrants from us in a private placement concurrently with the consummation of our initial offering. Any exercise of these warrants by our directors and officers would increase their ownership percentage. These holdings could allow the initial stockholders, directors and officers to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors has been divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, directors and officers, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders, directors and officers will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership. In connection with the vote required for our initial business combination, all of our initial stockholders, directors and officers, have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial offering, in accordance with the majority of the shares of common stock voted by the public stockholders. However, the affiliates and relatives of our initial stockholders, directors and officers are not prohibited from purchasing units in the aftermarket, and they will have full voting rights with respect to any shares of common stock they may acquire in subsequent market transactions. If they do, we cannot make any assurances that our initial stockholders, directors and officers, through their affiliates and relatives, will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial offering, as part of the units, we issued warrants to purchase 18,750,000 shares of common stock. We also sold a total of 3,625,000 warrants to M.O.T.A. Holdings Ltd.; FSGL Holdings Ltd; OLEV Holdings Ltd; Shrem, Fudim Technologies Ltd.; Shrem, Fudim Group Ltd.; and Elisha Yanay, certain of our initial stockholders, in a private placement concurrently with the consummation of our initial offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

The majority of our initial stockholders are entitled to make up to two demands that we register the resale of their shares of common stock at any time after their shares are released from escrow. In addition, each of (a) the holder of the underwriters’ purchase option and (b) Shrem, Fudim Technologies Ltd. and Shrem, Fudim Group Ltd., acting together, will be entitled to one demand and unlimited piggy-back registration rights. The increase in the number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

Alternext may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Alternext, a national securities exchange. We cannot make any assurances that our securities will continue to be listed on Alternext in the future. Additionally, in connection with our business combination, it is likely that Alternext may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot make any assurances that we will be able to meet those initial listing requirements at that time. If Alternext delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In the event that our securities are not listed on Alternext, we anticipate that our units, common stock and warrants will be quoted on the OTC Bulletin Board, but we cannot assure that our securities will be so quoted, or, if quoted, will continue to be quoted.

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

The process of predicting technological trends, especially in sectors developing as fast as the technology and technology-related sectors, is complex and uncertain. After our initial business combination, we may commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully our vision because of, among other things, errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. If we are unable to identify and take advantage of future trends in the technology and technology-related sectors, our business, financial condition and results of operations will be adversely affected.

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

•	tend to be privately owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses;

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

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

Price Range of Securities

Our units, common stock and warrants are listed on NYSE Alternext US LLC (“Alternext”) under the symbols “AXC.U,” “AXC” and “AXC.WS,” respectively. Our initial public offering was completed on June 22, 2007 at $8.00 per unit. Prior to June 22, 2007, there was no public trading market for our securities.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:

Fourth Quarter	$7.62	$6.30	$7.60	$7.06	$0.11	$0.0001

Third Quarter	7.94	7.62	7.85	7.30	0.30	0.06

Second Quarter	7.79	7.50	7.61	7.38	0.30	0.21

First Quarter	8.15	6.98	7.92	7.32	0.70	0.2001

2007:
Fourth Quarter	8.18	7.81	7.51	7.30	0.72	0.50

Third Quarter	8.15	7.81	7.50	7.25	0.79	0.52

Holders of Record

At March 25, 2009, there were 11 holders of record of our common stock, 1 holder of record of our units and 6 holders of record of our warrants.

Sales of Unregistered Securities

On June 22, 2007, we consummated the private sale of 3,625,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $3,625,000. The warrants were purchased by M.O.T.A. Holdings Ltd., FSGL Holdings Ltd, OLEV Holdings Ltd, Shrem, Fudim Technologies Ltd., Shrem, Fudim Group Ltd. and Elisha Yanay. The warrants are identical to the warrants included in the units sold in the initial public offering except that they may also be exercised on a cashless basis at the discretion of the holder. Each warrant entitles the holder to purchase one share of our common stock at a price of $6.00, commencing on the later of the completion of a business combination with a target business, and June 18, 2008. The warrants will expire at 5:00 p.m., New York City time, on June 18, 2011 or earlier upon redemption. In addition, the purchasers of these warrants have agreed that the warrants and the underlying securities will not be sold or transferred by them until after we have completed a business combination.

No underwriting discounts or commissions were paid with respect to such sales. The recipients in such transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Use of Proceeds of Initial Public Offering

We registered the initial public offering of our units, common stock and warrants on a Registration Statement on Form S-1 (Registration No. 333-137863), that was declared effective on June 18, 2007. On June 22, 2007 we closed the initial public offering of our units by selling 21,562,500 units (including the underwriters’ over-allotment option of 2,812,500 units) at $8.00 per unit. On June 22, 2007, immediately prior to the closing of the initial public offering, we also closed on private placements of an additional 3,625,000 warrants at a price of $1.00 per warrant to certain of our initial stockholders. Gross proceeds from the offering and private placements were $176,125,000. Total expenses from the offering and private placements were approximately $12,695,000, which included underwriting discounts and commissions and non-accountable expense allowance and other offering-related expenses. Net proceeds, after deducting total expenses were $163,430,000, of which $163,050,000 was deposited into the trust account and the remaining proceeds of $380,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $6,468,750 representing the deferred underwriting discounts and commissions. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,000,000 of the interest earned on the trust account was available to be, and since has been, released to us to fund our working capital requirements in connection with our search for a business combination. The managing underwriter of the public offering was CRT Capital Group LLC.

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

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report. From January 1, 2008 to December 31, 2008, we have not had any significant operations to date, so only balance sheet data is presented.

	December 31, 2008	December 31, 2007	December 31, 2006*
Balance Sheet Data:
Working capital	$1,016,182	$909,008	$20,000
Interest income	3,911,842	3,136,241	-
Total assets	175,874,712	172,533,141	313,842
Total liabilities	316,119	68,022,200	293,842
Value of common stock that may be converted for cash ($7.86 per share)	67,807,500	67,807,500	6,250
Stockholders’ equity	107,751,093	104,660,915	13,750

* We were formed on August 24, 2006

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

We generated gross proceeds of $176,125,000 from the sale of the units in the initial public offering and the private placements. Total expenses from the offering and private placements were approximately $12,695,000, which included underwriting discounts and commissions, non-accountable expense allowance, and other offering-related expenses. Net proceeds, after deducting total expenses were $163,430,000, of which $163,050,000 was deposited into the trust account and the remaining proceeds of $380,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $6,468,750 representing the deferred underwriting discounts and commissions and non-accountable expenses. The amounts deposited into the trust account remain on deposit in the trust account earning interest.  Up to $2,000,000 of the interest earned on the trust account was available to be, and since has been, released to us to fund our working capital requirements in connection with our search for a business combination.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

The proceeds of the initial public offering that are in our trust account are used to purchase U.S. Treasury Bills and money market investments and held until the investments reach maturity. The investments are recorded at market value which approximates their carrying amount and includes accrued interest.

We must seek stockholder approval to effect any business combination. We will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, and public stockholders owning less than 40% of the shares sold in the initial public offering exercise their conversion rights and vote against the business combination. Public stockholders voting against the combination may demand that we convert his or her shares at an initial conversion price of $7.88 per share plus interest earned thereon in the trust account, net of taxes payable and $2,000,000 of interest income that has been released from the trust account to fund our working capital. Accordingly, we have classified the contingent shares at $7.86 and related deferred interest outside of permanent equity and liabilities in the mezzanine area on the balance sheet.

Results of Operations for the Year Ended December 31, 2008

We reported net income of $3,095,463 for the year ended December 31, 2008, consisting of $3,911,842 of interest income, offset by $816,379 of operating expenses and $0 of income tax.

Our trust account earned interest of $3,890,725 for the year ended December 31, 2008, and its funds outside the trust account earned interest of $21,117.  Until we enter into a business combination, we will not generate operating revenues.

For the year ended December 31, 2008, we incurred expenses of $160,938 for consulting and professional fees, $169,950 for insurance expense, $120,000 for rental expense pursuant to our lease of office space and other operating costs of $365,431.

The consulting and professional fees of $160,938 for the year ended December 31, 2008 relate primarily to legal fees of approximately $119,133, and auditing, tax and accounting fees of approximately $41,805.

The insurance expense of $169,950 for the year ended December 31, 2008 relates to the amortization of the prepaid directors and officers insurance policy which was acquired May 1, 2008.

The other operating costs of $365,431 for the year ended December 31, 2008 relate primarily to travel expenses of approximately $47,959, franchise tax expenses of approximately $253,500, Alternext annual fees of approximately $32,300 and other miscellaneous costs of approximately $31,472.

Results of Operations for the Year Ended December 31, 2007

We reported net income of $2,861,322 for the year ended December 31, 2007, consisting of $3,136,241 of interest income, offset by $274,919 of operating expenses and $0 of income tax.

Our trust account earned interest of $3,131,435 for the year ended December 31, 2007, and its funds outside the trust account earned interest of $4,806.  Until we enter into a business combination, we will not generate operating revenues.

For the year ended December 31, 2007, we incurred expenses of $86,755 for consulting and professional fees, $91,650 for insurance expense, $65,000 for rental expense pursuant to our lease of office space and other operating costs of $31,514.

The consulting and professional fees of $86,755 for the year ended December 31, 2007 relate primarily to legal fees of approximately $66,755, and auditing, tax and accounting fees of approximately $20,000.

The insurance expense of $91,650 for the year ended December 31, 2007 relates to the amortization of the prepaid directors and officers insurance policy which was acquired May 1, 2007.

The other operating costs of $31,514 for the year ended December 31, 2007 relate primarily to travel expenses of approximately $21,595, and other miscellaneous costs of approximately $9,919.

Results of Operations for the Period from August 24, 2006 (inception) to December 31, 2006

We had a net loss of $5,000 for the period ended December 31, 2006 as a result of formation and operating costs.  Additionally, deferred offering costs of approximately $307,855 were incurred in 2006.  These costs consisted of professional fees of approximately $140,000, road show and travel expenses of approximately $75,176, and regulatory and filing fees of approximately $92,679.  We had no income in 2006.  We had no funds in trust as of December 31, 2006.

Liquidity and Capital Resources

We have neither engaged in any operations nor generated any revenues through December 31, 2008. Our entire activity since inception through June 22, 2007 was related to our formation and our initial public offering on June 22, 2007. Since that date, we have been searching for prospective target businesses to acquire.

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

We generated gross proceeds of $176,125,000 from the sale of the units in the initial public offering and the private placements. Total expenses from the offering and private placements were approximately $12,695,000, which included underwriting discounts and commissions, non-accountable expense allowance, and other offering-related expenses. Net proceeds, after deducting total expenses were $163,430,000, of which $163,050,000 was deposited into the trust account and the remaining proceeds of $380,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $6,468,750 representing the deferred underwriting discounts and commissions and non-accountable expenses. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,000,000 of the interest earned on the trust account was available to be, and since has been, released to us to fund our working capital requirements in connection with our search for a business combination.

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

We anticipated that prior to the consummation of a business combination, the $380,000 of proceeds initially held outside of the trust account, as well as one half of the interest earned on the trust account, net of taxes payable on such interest, up to a maximum of $2.0 million, would have been sufficient to cover our operating expenses through June 18, 2009 and to cover the expenses incurred in connection with a business combination.  $2,000,000 of the interest earned on the trust account has been released to us to fund our working capital requirements in connection with our search for a business combination.   The LOI provides for up to $1 million of our fees and expenses incurred in connection with the proposed business combination to be paid by Bioness.

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

Commencing on June 18, 2007, we began paying a fee of $10,000 per month for certain general and administrative services including office space, utilities and secretarial support to LMS Nihul, an affiliate of M.O.T.A. Holdings Ltd., FSGL Holdings Ltd and OLEV Holdings Ltd, three of our initial stockholders. In addition, in June 2006, certain of our officers and directors and their affiliates loaned us an aggregate of $200,000 to us for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

Contractual Obligations

We do not have any long-term debt, capital-lease obligations, purchase obligations or other long-term liabilities.  However, as discussed above, we incur a fee for general and administrative services including office space, utilities and secretarial support in the amount of $10,000 per month until the earlier of a our consummation of a business combination or liquidation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1:
1.  Report of Independent Registered Public Accounting Firm.
2.  Balance Sheets as of December 31, 2008 and 2007.
3.  Statements of Operations for the years ended December 31, 2008 and 2007, for the period August 24, 2006 (inception) to December 31, 2006, and for the period August 24, 2006 (inception) to December 31, 2008.
4.  Statement of Changes in Stockholders’ Equity for the period from December 31, 2006 to December 31, 2008.
5.  Statement of Cash Flows for the years ended December 31, 2008 and 2007, for the period August 24, 2006 (inception) to December 31, 2006, and for the period August 24, 2006 (inception) to December 31, 2008.
6.  Notes to Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this Annual Report was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the SEC, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2008, we are in compliance with Rule 13-15(e) of the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our chief executive and principal financial officer and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our chief executive and principal officer has concluded that during the period covered by this annual Report, our internal controls over financial reporting were not effective for the reasons stated below based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management has considered the effectiveness the Company’s internal controls and procedures over financial reporting and has noted a material weakness in internal controls over financial reporting due to the lack of segregation of duties caused by the Company’s limited employees.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Upon the consummation of a business combination, management will have additional staff to implement procedures aimed at minimizing the risk of material error in financial reporting due to the lack of segregation of duties and to make any other additional improvements necessary to minimize the risk of material error in our financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the during the fourth quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position

Moshe Bar-Niv	60	Chairman of the Board of Directors

Liora Lev	55	Chief Executive Officer and Director

Yehoshua (Shuki) Gleitman	59	Chief Technology Officer and Director

Elisha Yanay	64	Director

Yoram Buki	55	Director

Nathan Sharony	74	Director

Yacov Rozen	56	Director

Ido Bahbut	34	Chief Financial Officer, Secretary and Treasurer

Moshe Bar-Niv has served as our Chairman and director since our inception. Since 1998, Mr. Bar-Niv has served as a General Partner, along with Ms. Lev, of Ascend Technology Ventures, an Israel-based venture capital fund that he co-founded, whose investors are primarily U.S. investors, including both large institutions as well as individuals in the technology industry. As a General Partner of Ascend Technology Ventures, Mr. Bar-Niv led fundraising efforts, and was involved in investment decisions and the management of various Ascend portfolio companies, including the following: Bitband Technologies Ltd., which provides video content distribution and delivery solutions over IP broadband networks for telecommunications companies; Decru Inc., which helps many of the world’s largest enterprise and government organizations secure their vital data assets via its storage security appliances, and which was later sold to Network Appliance, Inc. (Nasdaq: “NTAP”), which provides enterprise storage and data management software and hardware products and services; NextNine, Ltd. which provides automated remote customer support and adaptive service solutions for large-scale, mission-critical systems deployed in enterprises; P-Cube, Inc. which provides IP service control solutions powered by a programmable network element that creates an intelligent overlay for any IP network, and which was later sold to Cisco Systems Inc. (Nasdaq: “CSCO”), which is engaged in the manufacture and sale of networking and communications products worldwide; Provigent Inc., which develops integrated silicon solutions for the broadband wireless transmission industry; and Widemed Ltd., which leverages its innovative signal processing algorithms, offering comprehensive signal analysis and workflow management solutions to the fast growing cardio-sleep market. From 1993 to 1997, Mr. Bar-Niv served as a Managing Director of Trinet Venture Capital, an Israel-based venture capital fund which he co-founded. From 1976 through 1992, Mr. Bar-Niv held various executive positions at Fibronics International, Inc., Motorola Communications Israel Ltd., Intel Electronics Ltd. and Israel Aircraft Industries Ltd. Mr. Bar-Niv currently serves on the Board of Directors of Widemed Ltd. (TASE), a biomedical company. Mr. Bar-Niv also serves on the boards of directors of Bitband Technologies Ltd.; Intellinx Ltd.; NextNine, Ltd.; and Provigent Inc., each of which is a privately held company. Mr. Bar-Niv has B.Sc. and M.Sc. degrees in Industrial Engineering and Management from Ben-Gurion University, Israel.

Liora Lev has served as our Chief Executive Officer and director since our inception. Since 1998, Ms. Lev has served as a General Partner, along with Mr. Bar-Niv, of Ascend Technology Ventures, an Israel-based venture capital fund which she co-founded, whose investors are primarily U.S. investors, including both large institutions as well as individuals in the technology industry. As a General Partner, Ms. Lev plays an active role as a lead investor and a board member with various portfolio companies. Prior to 1998, Ms. Lev served in executive positions for a number of Israeli companies, including as Corporate Chief Financial Officer of Ashtrom Group Ltd., one of the largest private development and manufacturing groups based in Israel with major international projects, and as Chief Financial Officer of M.L.I. Lasers Ltd., a laser technology company. From 1994 through 2000, Ms. Lev served as a Commissioner of the Israeli Securities Authorities. She also served as a member of the Accounting Standard Board. Ms. Lev serves on the board of directors of: Can Fite BioPharma Ltd. (TASE), a biopharmaceutical company, and RadVision Ltd. (Nasdaq: “RVSN”), a telecommunications company; and of several private companies including: Sintec Media Ltd., a broadcast management systems company; and Intellinx Ltd., an insider threat intelligence solutions company. Ms. Lev is a CPA, holds dual Bachelors degrees in Accounting and Economics and a Masters of Management Science, specializing in information systems management from Tel Aviv University. She is also a graduate of Harvard Business School’s Advanced Management Program.

Dr. Yehoshua (Shuki) Gleitman has served as our director since our inception and as our Chief Technology Officer since February 2007. Since August 2000, Dr. Gleitman has served as the Managing Partner of Platinum Venture Capital Fund, a venture capital fund investing in Israeli high technology companies, which he founded. Dr. Gleitman is also the Chairman and Chief Executive Officer of Danbar Technology Ltd., an investment corporation listed on the Tel Aviv Stock Exchange (TASE), a position he has held since January 2001. From February 2000 through December 2005, Dr. Gleitman was the Chief Executive Officer of Shrem, Fudim Technologies Ltd., a TASE listed investment corporation, which he co-founded. Prior to that, Dr. Gleitman was the Chief Executive Officer of AMPAL Investment Corporation, a Nasdaq listed company, from 1997 through 2000, and the Chief Scientist of the Israeli Ministry of Industry and Trade from 1992 to 1997. From 1996 to 1997, Dr. Gleitman was also the Director General of the Ministry. The Office of the Chief Scientist, which Dr. Gleitman led, is the division of the Israeli Government responsible for setting up and executing the national policy of creating and investing into the technology industries in Israel. In addition to Danbar Technology, Dr. Gleitman currently serves on the boards of directors of the following public traded companies: Capitol Point Ltd., a technology incubation company (TASE); Walla Ltd., an Internet portal (TASE); Teuza Ventures Ltd., a publicly-traded venture capital firm (TASE); Mer Telemanagement Solutions Ltd., a billing solution company for the telecommunication industry (Nasdaq: MTS); and Widemed Ltd, a biomedical company (TASE), of which Dr. Gleitman is Chairman of the Board. Dr. Gleitman holds B.Sc., M.Sc. and Ph.D. degrees in Physical Chemistry from the Hebrew University of Jerusalem. Dr. Gleitman is the Honorary Consul General of Singapore in Israel since 1998.

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

Yoram Buki has served as our director since June 2008. From January 2003 through December 2007, Mr. Buki served as a Partner of Kost Forer & Gabbay, C.P.A. (Ernst & Young).  From January 1995 to March 2003, Mr. Buki served as a Partner of Luboshitz, Kasierer & Co., C.P.A. (Arthur Andersen).  Mr. Buki currently serves on the board of directors and on the audit committee of Dikla Insurance Company Ltd. Mr. Buki studied accounting at Hamichlala Lminhal from 1976 through 1981, though he did not receive any degree.   Mr. Buki has been a member of the liaison committee with the Supervisor of Banks of Israel and with the Bankers Association of Israel since 2004.

Yacov Rozen has served as our director since June 2008. From July 2008 through the present, Mr. Rozen served as Chief Executive Officer of Menora Mivtahim Pension LTD, where he also serves on the board of directors.  From April 2006 through December 2008, Mr. Rozen served as Chief Financial Officer of Bank Hapoalim B.M., where he was also a member of the board of management from 2006-2007, and where he was the head of client asset management from September 2002 through April 2006.  Mr. Buki currently serves on the boards of directors of Menora Mivtahim Finance LTD, PostalGuard LTD and Vir-Tec Software LTD.  Mr. Rozen has previously served on the board of directors of a number of other companies. Mr. Rozen studied economics at Tel Aviv University from 1975 through 1979, where he received his Bachelor’s degree.

Nathan Sharony has served as our director since June 2008. From January 1994 through January 1997, Mr. Sharony has served as the President and Chief Executive Officer of State of Israel Bonds.  From September 1992 through January 1994, Mr. Sharony served as the Director General in the Ministry of Industry and Trade of the government of Israel. During 1991 and 1992, Mr. Sharony was a private consultant in the field of simulation applications. From September 1989 through September 1991, Mr. Sharony was the head of the Economic Mission for the Israeli Government in North America.  From January 1986 through September 1989, Mr. Sharony served as the President and Chief Executive Officer of Electro Optical Industries Ltd.  From January 1979 through January 1982, Mr. Sharony served as Vice President of Logistics, Tadiran Electronics Industry Ltd.  Mr. Sharony previously served on the board of directors of a number of other companies.  Mr. Sharony was a student in the Field Artillery Battery Officers Course in Fort Sill, Oklahoma from August 1958 through June 1959.  Mr. Sharony also studied military history at the Staff and Command College, though he did not receive a degree.

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

Composition of the Board

Our board of directors has seven directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. The term of office of the Class A directors, consisting of Mr. Buki and Mr. Yanay will expire at our fourth annual meeting of stockholders. The term of office of the Class B directors, consisting of Dr. Gleitman and Mr. Sharony, will expire at the second annual meeting. The term of office of the Class C directors, consisting of Mr. Bar-Niv and Ms. Lev, will expire at the third annual meeting. With respect to each class, a director’s term will be subject to the election and qualification of their successors, or their earlier death, resignation or removal.

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

Director Independence

Our board of directors has determined that each of Messrs. Yanay , Buki, Sharony and Rozen, representing four of our seven directors, are “independent” directors as defined in Rule 10A-3 of the Exchange Act, and as defined by the rules of Alternext. Under the corporate governance standards of Alternext, by no later than June 22, 2008, the first anniversary of the completion of our initial public offering, a majority of our directors must have been independent directors. We reconstituted our board of directors prior to the first anniversary of the completion of our initial offering in order to comply with these requirements by appointing Yoram Buki, Nathan Sharony and Yacov Rozen as independent directors.

Board Committees

Audit Committee

Our audit committee consists of Messrs. Yanay, Gleitman, Buki and Rozen. The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select the firm that will serve as our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors and evaluate all of our public financial reporting documents. Our board of directors has adopted an audit committee charter, a form of which is filed as Exhibit 99.1 to our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007.

Our audit committee is composed entirely of “independent” directors. Each of the members of the audit committee is “financially literate” as defined under Alternext listing standards. Alternext listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to Alternext that the committee will, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Mr. Buki satisfies Alternext’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The compensation committee consists of Messrs. Yanay and Rozen, each of whom is an independent director under Alternext listing standards. This committee is responsible for recommending the compensation of our executive officers.

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

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as Alternext rules for a “code of conduct and ethics.” A form of the code of conduct and ethics is filed as Exhibit 14.1 to our Annual Report of Form 10-K filed on March 26, 2008.  We will provide to any person without charge, upon request, a copy of our code of ethics, which request may be made in writing to Mr. Ido Bahbut at 14 A Achimeir Street, Ramat Gan, Israel 52587.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot make any assurances that any of the above-mentioned conflicts will be resolved in our favor.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination; provided, however, that we are permitted to pay a finder’s fee or other compensation to Shrem, Fudim Group Ltd. and/or to Shrem, Fudim Technologies Ltd. should they provide us services prior to or in connection with a business combination. We currently do not anticipate entering into a business combination with an entity affiliated with any of such individuals or entities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11.	EXECUTIVE COMPENSATION

Officer and Director Compensation

No officer has received, or is entitled to receive, any cash compensation for services rendered, other than reasonable out-of-pocket expenses. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with a business combination; provided, however, that we are permitted to pay a finder’s fee or other compensation to Shrem, Fudim Group Ltd. and/or to Shrem, Fudim Technologies Ltd. should they provide us services prior to or in connection with a business combination. However, our initial stockholders, directors and officers will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as participating in the offering process, identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these reasonable out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Certain of our directors, Yoram Buki, Nathan Sharony and Yacov Rozen, may be compensated for service on our board of directors at a rate of $2,000 per month and $500 per meeting attended, the receipt of such compensation will be contingent upon and deferred until the consummation of a business combination, as approved by a majority of the shares of our common stock voted by our public stockholders, at which time all accrued compensation shall be paid, in cash, to Yoram Buki, Nathan Sharony and Yacov Rozen.

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

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

None of our executive officers have received any compensation for services rendered during the fiscal year ended December 31, 2008 and therefore our independent directors have not reviewed and discussed a Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management for such fiscal year.

This report is provided by the board of directors:

Moshe Bar-Niv
Liora Lev
Yehoshua (Shuki) Gleitman
Elisha Yanay
Yoram Buki
Nathan Sharony
Yacov Rozen

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2009 by the following individuals or groups:

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

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
5% Stockholders
M.O.T.A. Holdings Ltd.	1,461,042	5.4%
OLEV Holdings Ltd	1,461,041	5.4%
FSGL Holdings Ltd	1,461,042	5.4%
Fir Tree, Inc. and Fir Tree SPAC Holdings 1, LLC (2)	1,435,300	5.3%
HBK Investments L.P., HBK Services LLC, HBK New York LLC, HBK Partners II L.P., HBK Management LLC, and HBK Master Fund L.P. (3)	1,698,361	6.3%
QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC (4)	2,313,667	8.6%
Drawbridge DSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC (5)	1,856,250	6.9%
Jonathan M. Glaser (6)	1,767,240	6.6%
Andrew M. Weiss, Ph.D. (7)	1,471,115	5.5%

Directors and Executive Officers
Moshe Bar-Niv (8)	1,461,042	5.4%
Liora Lev (9)	1,461,041	5.4%
Yehoshua Gleitman (10)	1,461,042	5.4%
Ido Bahbut	15,000	*
Elisha Yanay	82,500	*
Yoram Buki	0	0
Nathan Sharony	0	0
Yacov Rozen	0	0
All directors and executive officers as a group (6 persons)	4,480,625	16.6%

*	Less than 1% of our outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Advanced Technology Acquisition Corp., 14 A Achimeir Street, Ramat GAN 52587 Israel.

(2)
Based on information contained in a Schedule 13G/A filed by Fir Tree SPAC Holdings 1, LLC and Fir Tree, Inc. on February 10, 2009.  Fir Tree SPAC Holdings 1, LLC is the beneficial owner of and may direct the vote and dispose of 1,347,650 shares of common stock.  Fir Tree SPAC Holdings 2, LLC is the beneficial owner of and may direct the vote and dispose of 87,650 shares of common stock.  Fir Tree, Inc. has been granted investment discretion over the shares of common stock held by Fir Tree SPAC Holdings 1, LLC and Fir Tree SPAC Holdings 2, LLC.  The business address of Fir Tree SPAC Holdings 1, LLC and Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(3)
Based on information contained in a Schedule 13G/A filed by HBK Investments, L.P., HBK Services LLC, HBK New York LLC, HBK Partners II L.P., HBK Management LLC, and HBK Master Fund L.P. on January 26, 2009. Each of HBK Investments L.P., HBK Services LLC, HBK New York LLC, HBK Partners II L.P., and HBK Management LLC has shared voting and dispositive power of 2,196,349 shares of common stock, which includes 1,474,249 and 722,100 shares of common stock over which HBK Master Fund L.P. and HBK Special Opportunity Fund I L.P., respectively, also share voting and dispositive power.  The address for each of the entities is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 75201, except for HBK Maser Fund L.P., which is c/o HBK Services LLC at the above address, and except for HBK New York LLC, whose address is 350 Park Avenue, 20th Floor, New York, New York 10022.

(4)
Based on information contained in a Schedule 13G/A filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC on January 28, 2009. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which has beneficial ownership of 1,893,775 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 207,789 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “Separate Account”), which holds 212,103 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,313,667 shares of common stock, consisting of the shares owned by the Fund and Quintessence, and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,101,564 shares of common stock. The address for each of the entities is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036, except for the Fund, whose address is Walkers SPV, Walkers House Mary Street, George Town, Grand Cayman, KY1-9002, Cayman Islands.

(5)
Based on information contained in a Schedule 13G filed by Drawbridge DSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., and Fortress Investment Group LLC on June 29, 2007. Drawbridge DSO Securities LLC beneficially owns 1,577,813 shares of common stock. Drawbridge Special Opportunities Fund LP is deemed to beneficially own 1,577,813 shares solely as in its capacity as the sole managing member of Drawbridge DSO Securities LLC. Drawbridge Special Opportunities GP LLC is deemed to beneficially own 1,577,813 shares solely in its capacity as the general partner of Drawbridge Special Opportunities Fund LP. Drawbridge OSO Securities LLC beneficially owns 278,437 shares of common stock. Drawbridge Special Opportunities Advisors LLC is deemed to beneficially own 1,856,250 shares solely in its capacity as the investment advisor of each of Drawbridge Special Opportunities Fund LP and Drawbridge Special Opportunities Fund Ltd., the latter of which beneficially owns 278,437 shares of common stock as the sole managing member of Drawbridge OSO Securities LLC. Fortress Principal Investment Holdings IV LLC is deemed to beneficially own 1,577,813 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities GP LLC. FIG LLC is deemed to beneficially own 1,856,250 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities Advisors LLC. Fortress Operating Entity I LP is deemed to beneficially own 1,856,250 shares solely in its capacity as the sole managing member of each of FIG LLC and Fortress Principal Investment Holdings IV LLC. FIG Corp. is deemed to beneficially own 1,856,250 shares solely in its capacity as the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is deemed to beneficially own 1,856,250 shares solely in its capacity as the holder of all the issued and outstanding shares of beneficial interest of FIG Corp. The address for each of the entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(6)
Based on information contained in a Schedule 13G filed by Jonathan M. Glaser on February 17, 2009. Mr. Glaser is deemed to beneficially own 1,767,240 shares of common stock.  PAM and JMG LLC are deemed to beneficially own 1,024,440 and 742,800 shares of common stock, respectively, as investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of common stock; no client separately holds more than five percent of the common stock.  PAM is the investment adviser to an investment fund and PCM is a member of PAM.  Mr. Glaser, Mr. David and Mr. Richter are control persons of PCM and PAM.  JMG LLC is the investment adviser and general partner of an investment limited partnership and JMG Inc. is a member of JMG LLC.  Mr. Glaser is the control person of JMG Inc. and JMG LLC.  The address for Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025.

(7)
Based on information contained in a Schedule 13G filed by Andrew M. Weiss, Ph.D. on April 21, 2008.  Dr. Weiss is deemed to beneficially own 1,471,115 shares of common stock, of which 1,025,968 are beneficially owned by Weiss Asset Management, LLC, of which he is a managing member, and 445,147 are held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, LLC, the investment manager of such private investment corporation.   The address for Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.

(8)	Consists of the 1,461,042 shares held by M.O.T.A. Holdings Ltd., of which Mr. Bar-Niv is the controlling stockholder.

(9)	Consists of the 1,461,041 shares held by OLEV Holdings Ltd, of which Ms. Lev is the controlling stockholder.

(10)	Consists of the 1,461,042 shares held by FSGL Holdings Ltd, of which Dr. Gleitman is the controlling stockholder.

(11)	Effective June 16, 2008, Avigdor Kaplan resigned as a member of our board of directors.

All of our securities outstanding prior to the effective date of our initial public offering, including the private placement warrants, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the consummation of a business combination.

During the escrow period, the holders of the shares will not be able to sell or transfer their shares of common stock (except to their spouses and children, or trusts established for their benefit), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock (subject to their agreement to vote all of their shares of common stock, including any shares of common stock purchased in or following our initial offering, in accordance with the majority of the shares of common stock voted by the public stockholders) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders, directors or officers will receive any portion of the liquidation proceeds with respect to common stock owned by them immediately before our initial offering.

We consider Mr. Bar-Niv; Ms. Lev; Dr. Gleitman; Shrem, Fudim Technologies Ltd.; and Shrem, Fudim Group Ltd. to be our promoters as such term is defined within the rules promulgated by the SEC under the Securities Act.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 22, 2007, we issued an aggregate of 3,625,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,625,000 in a private placement to the individuals set forth below:

Name	Number of Warrants	Relationship to Us
M.O.T.A. Holdings Ltd. (1)	708,334	Stockholder
FSGL Holdings Ltd (2)	708,333	Stockholder
OLEV Holdings Ltd (3)	708,333	Stockholder
Shrem, Fudim Technologies Ltd.	933,333	Stockholder
Shrem, Fudim Group Ltd.	466,667	Stockholder
Elisha Yanay	100,000	Stockholder and Director

(1)
An entity controlled by Mr. Bar-Niv, one of our directors and our Chairman of the Board. 125,000 and 41,667 warrants, respectively, were pledged to CRT Capital Group LLC and I-Bankers Securities, Inc. pursuant to a Pledge and Escrow Agreement dated June 22, 2007.

(2)
An entity controlled by Dr. Gleitman, one of our directors and our Chief Technology Officer. 125,000 and 41,667 warrants, respectively, were pledged to CRT Capital Group LLC and I-Bankers Securities, Inc. pursuant to a Pledge and Escrow Agreement dated June 22, 2007

(3)
An entity controlled by Ms. Lev, one of our directors and our Chief Executive Officer. 125,000 and 41,666 warrants, respectively, were pledged to CRT Capital Group LLC and I-Bankers Securities, Inc. pursuant to a Pledge and Escrow Agreement dated June 22, 2007

These warrants, which we refer to collectively as the founder warrants, will not be sold or transferred by the purchasers of the founder warrants until the later of June 18, 2008, and the completion of our initial business combination. The $3,625,000 in proceeds from the sale of the founder warrants will be held in the trust account. The founder warrants will expire worthless if we do not complete a business combination. Prior to the closing of our initial offering, two of the underwriters, CRT Capital Group LLC and I-Bankers Securities, Inc., loaned to certain of the founders $500,000 to be used to purchase a portion of the founder warrants. Such loan was secured by a pledge of 500,000 founder warrants. Such founders will not be required to repay this loan unless a business combination is completed. Such founders will not be required to pay interest on the loans, unless they default on the loan, which would occur if the such founders fail to make required payments or become insolvent. Under the terms of the note, within five business days after the completion of the business combination, such founders will transfer to CRT Capital Group LLC and I-Bankers Securities, Inc. 500,000 of the founder warrants. In addition, within five business days after the expiration of the escrow period, such founders will repay the principal amount of the loan to CRT Capital Group LLC and I-Bankers Securities, Inc. The founders will fund the remainder of the purchase price ($3,125,000) by using their own funds.

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

We will reimburse our initial stockholders, directors and officers for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these reasonable out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Service Category	2008	2007
Audit Fees	$25,000	$15,000
Audit-Related Fees	5,000	–
Tax Fees	11,805	5,000
All Other Fees	–	–

Total	$41,805	$19,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the Annual Report, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. Included in Audit Fees are fees that were billed and unbilled for the 2007 and 2008 audits, respectively.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements.

Reference is made to the Index to the financial statements of Advanced Technology Acquisition Corp. under Item 8 of Part II hereof.

(2)	Financial Statement Schedule.

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

Date: March 31, 2009

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Moshe Bar-Niv	Chairman of the Board of Directors	March 31, 2009
Moshe Bar-Niv

/s/ Liora Lev	Chief Executive Officer and Director	March 31, 2009
Liora Lev

/s/ Yehoshua Gleitman	Chief Technology Officer and Director	March 31, 2009
Yehoshua Gleitman

/s/ Ido Bahbut	Chief Financial Officer, Treasurer and Secretary	March 31, 2009
Ido Bahbut	(principal financial and accounting officer)

/s/ Elisha Yanay	Director	March 31, 2009
Elisha Yanay

/s/ Yoram Buki	Director	March 31, 2009
Yoram Buki

/s/ Yacov Rozen	Director	March 31, 2009
Yacov Rozen

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 22, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.1	Specimen of Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.2	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.3	Specimen of Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.4	Specimen Founder Warrant Certificate (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.5	Specimen Underwriter Unit Certificate (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.6	Specimen Underwriter Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

4.7
Form of Unit Purchase Option to be granted to certain of the Underwriters (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on June 14, 2007.

4.8
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

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

10.2
Letter Agreement of FSGL Holdings Ltd, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006); Letter Agreement of FSGL Holdings Ltd, as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 26, 2007).

10.3
Letter Agreement of OLEV Holdings Ltd, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006); Letter Agreement of OLEV Holdings Ltd, as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

Exhibit Number	Description

10.4(a)
Letter Agreement of Josef Neuhaus Ltd, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.4(b)
Letter Agreement of Ido Bahbut, as an Initial Stockholder of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.4(b) of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

10.5
Letter Agreement of Shrem, Fudim, Kelner - Technologies Ltd., as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.6
Letter Agreement of Shrem, Fudim, Kelner & Co. Ltd., as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.7
Letter Agreement of Avigdor Kaplan, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.8
Letter Agreement of Elisha Yanay, as an Initial Stockholder of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.9(a)
Letter Agreement of Josef Neuhaus, as an Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.9(b)
Letter Agreement of Ido Bahbut, as an Officer of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.9(b) of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

10.10
Letter Agreement of Elisha Yanay, as a Director of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.11
Letter Agreement of Avigdor Kaplan, as a Director of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.12
Letter Agreement of Moshe Bar-Niv, as a Director and Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006); Letter Agreement of Moshe Bar-Niv, as a Director and Officer of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

10.13
Letter Agreement of Shuki Gleitman, as a Director and Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006); Letter Agreement of Shuki Gleitman, as a Director and Officer of the Company, dated February 12, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

Exhibit Number	Description

10.14
Letter Agreement of Liora Lev, as a Director and Officer of the Company, dated September 29, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006); Letter Agreement of Liora Lev, as a Director and Officer of the Company, dated February 16, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

10.15
Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.16
Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.17	Form of Promissory Note (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.18
Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.19(a)
Letter Agreement, dated September 29, 2006, between the Registrant and each of the Initial Stockholders (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.19(b)
Letter Agreement, dated February 16, 2007, between the Registrant and Ido Bahbut, in his capacity as an Initial Stockholder (incorporated by reference to Exhibit 10.19(b) of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on February 16, 2007).

10.20
Form of Subscription Agreement, dated September 29, 2006, between the Registrant and each of the purchasers of the founder warrants (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.21
Letter Agreement, dated September 29, 2006, between the Registrant and LMS Nihul regarding administrative support (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Registration No. 333-137863), filed on October 6, 2006).

10.22
Form of Letter Agreement relating to forfeiture of shares of common stock, between the Registrant, the Underwriters and certain of the Initial Stockholders of the Company (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on March 21, 2007).

10.23
Form of Promissory Note among the Underwriters and certain of the Initial Stockholders of the Company (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on June 14, 2007.

10.24
Form of Pledge Agreement among the Underwriters and certain of the Initial Stockholders of the Company and the Escrow Agent (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-137863), filed on June 14, 2007).

10.24
Letter of Intent, dated as of December 19, 2008, between Advanced Technology Acquisition Corp. and Bioness Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K, filed December 22, 2008).

Exhibit Number	Description

14.1	Code of Conduct and Business (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on March 26, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed on March 26, 2008).

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Financial Statements as of December 31, 2008

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of
Advanced Technology Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Advanced Technology Acquisition Corp. (a development stage corporation) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008, the period August 24, 2006 (inception) to December 31, 2006 and the period August 24, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Technology Acquisition Corp. (a development stage corporation) as of December 31, 2008 and 2007, and the results of operations and cash flows for each of the two years in the period ended December 31, 2008 the period August 24, 2006 (inception) to December 31, 2006 and the period August 24, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the shareholders of
Advanced Technology Acquisition Corp.

We have audited the internal control over financial reporting of Advanced Technology Acquisition Corp. (a development stage corporation) (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's Board of Directors and management are responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in ITEM 9A. CONTROLS AND PROCEDURES - Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness relating to lack of segregation of duties because of limited staff members has been identified and included in management's assessment.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 31, 2009 expressed an unqualified opinion on those financial statements.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 31, 2009

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Balance Sheets

	December 31, 2 0 0 8	December 31, 2 0 0 7

ASSETS
Current assets
Cash and cash equivalents	$32,301	$41,869
Bank deposit	1,300,000	775,000
Prepaid expenses	-	162,150
Investment held in escrow (Note 6)	174,542,411	-

Long-term assets
Investment held in escrow (Note 6)	-	171,554,122
Total assets	$175,874,712	$172,533,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$316,119	$70,011
Total liabilities	316,119	70,011

Commitments and Contingencies (Note 4)

Redeemable common stock (note 5)
Issued and outstanding 8,625,000 shares as of December 31, 2008 and 2007	67,807,500	67,807,500

Stockholders’ equity (notes 5 & 7)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of December 31, 2008 and 2007 exclusive of 8,625,000 shares outstanding classified as Redeemable common stock	1,833	1,833
Warrants	3,625,000	3,625,000
Additional paid-in capital	98,172,475	98,172,475
Retained earnings during the development stage	5,951,785	2,856,322
Total stockholders’ equity	107,751,093	104,655,630

Total liabilities and stockholders’ equity	$175,847,712	$172,533,141

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statements of Operations

	Year ended December 31, 2 0 0 8	Year ended December 31, 2 0 0 7	For the period August 24, 2006 (inception) to December 31, 2 0 0 6	For the period August 24, 2006 (inception) to December 31, 2 0 0 8

Formation and operating costs	$816,379	$274,919	$5,000	$1,096,298
Financial income	3,911,842	3,136,241	—	7,048,083
Net income	3,095,463	2,861,322	(5,000)	5,951,785

Weighted average shares outstanding (Note 2b)	26,953,125	20,665,509	6,250,000
Basic and diluted loss per share	$0.11	$0.14	$0.00

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statement of Changes in Stockholders’ Equity

	Common stock		Additional paid-in		Retained earnings (Accumulated deficit) during the	Stockholders’
	Shares	Amount	capital	Warrants	development stage	equity
Common shares issued at $0.0001 per share	4,687,500	$469	$18,281	$-	$-	$18,750
Net Loss	-	-	-	-	(5,000)	(5,000)

Balance at December 31, 2006	4,687,500	469	18,281	-	(5,000)	13,750

Common shares issued at $0.0001 per share (net of issuance expenses of $933,505)	12,937,500	1,294	98,151,452	-	-	98,152,746

Issuance of warrants	-	-	-	3,625,000	-	3,625,000

Reclassification of redeemable shares that are no longer redeemable to permanent equity	703,125	70	2,742	-	-	2,812

Net income	-	-	-	-	2,861,322	2,861,322

Balance at December 31, 2007(1)	18,328,125	1,833	98,172,475	3,625,000	2,856,322	104,655,630

Net income	-	-	-	-	3,095,463	3,095,463

Balance at December 31, 2008(1)	18,328,125	$1,833	$98,172,475	$3,625,000	$5,951,785	$107,751,093

(1) Exclusive of 8,625,000 shares outstanding classified as Redeemable common stock

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statement of Cash Flows

	Year ended December 31, 2 0 0 8	Year ended December 31, 2 0 0 7	For the period August 24, 2006 (inception) to December 31, 2 0 0 6	For the period August 24, 2006 (inception) to December 31, 2 0 0 8

Cash flows from operating activities
Net income (loss)	$3,095,463	$2,861,322	$(5,000)	$5,951,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Interest receivable from deposits in escrow	(3,013,289)	(453,806)	-	(3,467,095)

Changes in operating assets and liabilities:
Increase in deferred offering costs	-	-	(233,013)	(233,013)
Decrease in Notes and accounts payables – Stockholders	-	(74,842)		(74,842)
Decrease (Increase) in prepaid expenses	162,150	(162,150)	-	-
Increase in accounts payable	246,108	70,011		316,119

Net cash provided by (used in) operating activities	490,432	2,240,535	(238,013)	2,492,954

Cash flows used in investment activities

Investment in bank deposit and escrow	(500,000)	(171,875,315)	—	(172,375,315)

Net cash used in investment activities	(500,000)	(171,875,315)	—	(172,375,315)

Cash flows from financing activities
Repayment of notes to payable to shareholders	-	(219,000)	-	(219,000)
Proceeds from issuance of notes payable to stockholders	-	-	219,000	219,000
Proceeds from sale of shares of common stock	-	-	25,000	25,000
Proceeds from issuance of shares of common stock, net	-	166,264,662	-	166,264,662
Proceeds from issuance of warrants	-	3,625,000	-	3,625,000

Net cash provided by financing activities	-	169,670,662	244,000	169,914,662

Net increase (decrease) in cash and cash equivalents	(9,568)	35,882	5,987	32,301

Cash and cash equivalents at the beginning of the period	41,869	5,987	-	-

Cash and cash equivalents at the end of the period	$32,301	$41,869	$5,987	$32,301

Non-cash activities
Deferred offering costs paid by shareholders	$-	$-	$74,842	$-

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

At December 31, 2008, the Company had not yet commenced any operations. All activities through December 31, 2008 relate to the Company’s formation and the Public Offering (“Offering”) described below. The Company has selected December 31 as its fiscal year-end.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of the Offering and the business combination relating thereto has not yet been consummated within such 18-month period. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the IPO price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

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

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

D.	Recently issued accounting pronouncements

On October 10, 2008, the FASB issued FSP FAS 157-3, which amends Statement 157 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset” in an inactive market. The FSP’s example emphasizes the following principles from Statement 157:
•
Objective of fair value — The objective of fair value measurement is to determine the price that would be received to sell an asset “in an orderly transaction that is not a forced liquidation or distressed sale” between market participants as of the measurement date. This objective does not change even when “there is little, if any, market activity for an asset” as of the measurement date.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 4 -	COMMITMENTS AND CONTINGENCIES (Cont.)

Effective June 16, 2008 the Company decided to compensate three newly appointed board members with $2,000 per month and $500 per meeting. Such compensation is contingent and payable upon the consummation of an initial business combination, as approved by a majority of the shares of common stock of the Company voted by the Company’s public stockholders. As the business combination has not materialized yet, the provision of $22,500 for the compensation of the new board members has not been recorded in the financial statements as of December 31, 2008.

NOTE 5 -	REDEEMABLE COMMON STOCK

The balance as at December 31, 2008 represents the amount of shares that may be converted by the shareholders. The amount equals 40% of the proceeds held in the trust.

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

NOTE 6 -	INVESTMENT HELD IN ESCROW

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS 115”). The investment was managed by Lehman Brothers.

The investment in escrow consists of short maturity tax exempted municipal bonds. This investment is classified as available for sale which is recorded at fair value, with any unrealized appreciation or depreciation in value recorded in Other Comprehensive Income ("OCI"). Interest received during the period is recognized in earnings. The carrying amount of the investment as of the transfer to Wachovia Securities (as described below) approximated its initial cost plus interest received, thus no amounts recorded in OCI. Following the collapse of Lehman Brothers the Company transferred the trust amount to Wachovia Securities and purchased the same type of investment as described above. The Company incurred no losses in that transfer.

During March 2009, the company moved its investment held in escrow from the short maturity tax exempted municipal bonds it holds into US Treasury bills.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 7 -	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 8 -	DEFINITE AGREEMENT WITH BIONESS INC.

In December 22, 2008, the Company had entered into a letter of intent (the “LOI”) to complete a business combination by means of a merger ( the “Merger”) with Bioness, Inc., a Delaware corporation (“Bioness”) having significant business operations in Israel.  Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the execution of the LOI affords the Company a six-month extension for completion of a business combination, until June 22, 2009.

The LOI provides that, within four business days following the date of its execution: (1) certain principal stockholders of the Company (the “Founders”) must enter into an agreement to cancel an aggregate of 3,625,000 warrants (the “Founder Warrants”) purchased by the Founders in connection with the Company’s initial public offering (the "IPO") and (2) the underwriters of the Company’s IPO must enter into an agreement to cancel the option to purchase up to an aggregate of 1,125,000 units (consisting of the Company Common Stock and warrants to purchase the Company Common Stock) (the “Unit Purchase Option”) that was granted to such underwriters in connection with such IPO.  The LOI also provides that, immediately prior the execution of a definitive agreement, the Founders will deliver to the Company for cancellation for no consideration an aggregate of 1,000,000 shares of Company Common Stock.

The LOI provides that, following execution of a definitive agreement, Bioness will commence a tender offer for the purchase of the Company’s outstanding warrants for four cents per warrant.  The LOI further provides that, as a condition to the tender offer, 100% of the outstanding warrants will be tendered and not withdrawn.  It is a condition to the commencement of the tender offer that, not later than one business day prior to the announcement by Bioness of the tender offer, all Founder Warrants and Unit Purchase Option will be canceled with the consent of the holders thereof.  All warrants purchased in the tender offer will be terminated immediately following their purchase.  Bioness’ obligation to consummate the Merger is conditioned upon satisfaction of the foregoing conditions to the tender offer.  All costs and expenses related to the tender offer will be paid by Bioness.

Subject to certain exceptions, the LOI provides that each of the Company stockholder that (a) purchased shares of the Company Common Stock in the Company’s IPO or subsequently purchased shares of the Company Common Stock on the American Stock Exchange, (b) voted in favor of the Merger, and (c) holds any shares of the Company Common Stock following the closing of the Merger will be granted a non-transferable put option to sell such shares to the Company at a price of $8.20 per share.  Such put option will be exercisable during the 30-day period commencing on the second anniversary of the closing of the Merger.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 8 -	DEFINITE AGREEMENT WITH BIONESS INC. (Cont.)

To secure payment to the holders of the put option, all available funds of the Company (minus all transaction costs and expenses), on the date of the closing of the Merger minus a working capital reserve, will be set aside in trust (the “Option Trust”).

The consummation of the business combination is subject to, among other things, negotiation and execution of a definitive agreement, reasonable satisfaction of due diligence inquires and required stockholder approval.  There can be no assurances that a business combination will be consummated.

Bioness Inc. is a neuromodulation company marketing non-invasive medical devices and developing minimally-invasive implantable products intended to treat the tens of millions of individuals suffering from disabling conditions caused by various neurological events and conditions (such as stroke and multiple sclerosis), chronic pain and urological syndromes. Bioness’ non-invasive technologies are used for central nervous system disorders and may provide such patients with increased levels of physical independence, productivity and symptom management. Bioness' investigational lines of minimally-invasive implantable devices target the peripheral nervous system. The devices are in various stages of research and design, including clinical trials, and are intended to be smaller, less invasive, less expensive, more site-specific and safer than current implantable devices.