Form 10-Q
period 2009-03-31
ADVANCED TECHNOLOGY ACQUISITION CORP.
filed 2009-05-11
CIK 1374796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Transition period from ____ to ______

Commission File Number 001-33544

ADVANCED TECHNOLOGY ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	68-0635064
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes  ☑                     No           ☐

Indicate by check mark whether the registrant has electronically posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                     No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ Large Accelerated Filer       ☑ Accelerated Filer       ☐ Non-Accelerated Filer       ☐ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑                     No           ☐

As of May 11, 2009 there were 26,953,125 shares of common stock of the Registrant outstanding.

ADVANCED TECHNOLOGY ACQUISITION CORP.

FORM 10-Q
For the Quarter Ended March 31, 2009

INDEX

PART I. FINANCIAL INFORMATION

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Balance Sheets

	March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$30,238	$32,301
Bank deposit	1,100,000	1,300,000
Prepaid expenses	42,300	-
Investment held in escrow (Note 6)	174,983,406	174,542,411

Total assets	$176,155,944	$175,874,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$399,823	$316,119
Total liabilities	399,823	316,119

Commitments and Contingencies (Note 4)

Redeemable common stock (note 5)
Issued and outstanding 8,625,000 shares as of March 31, 2009 and December 31, 2008	67,807,500	67,807,500

Stockholders’ equity (notes 5 & 7)
Preferred stock, $0.0001 par value Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value Authorized 100,000,000 shares Issued and outstanding 18,328,125 shares as of March 31, 2009 and December 31, 2008 exclusive of 8,625,000 shares outstanding classified as Redeemable common stock	1,833	1,833
Warrants	3,625,000	3,625,000
Additional paid-in capital	98,172,475	98,172,475
Retained earnings during the development stage	6,149,313	5,951,785
Total stockholders’ equity	107,948,621	107,751,093

Total liabilities and stockholders’ equity	$176,155,944	$175,847,712

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statements of Operations

	Three months Ended March 31, 2009	Three months ended March 31, 2008	For the period August 24, 2006 (inception) to March 31, 2009

Operating and formation costs	$243,495	$154,963	$1,339,793
Financial income	441,023	1,238,458	7,489,106
Net income	197,528	1,083,495	6,149,313

Weighted average shares outstanding (Note 2b)	26,953,125	26,953,125
Basic and diluted loss per share	$0.007	$0.04

The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statement of Changes in Stockholders’ Equity

	Common stock		Additional paid-in capital	Warrants	Retained earnings (Accumulated deficit) during the development stage	Stockholders’ equity
	Shares	Amount
Common shares issued at $0.0001 per share	4,687,500	$469	$18,281	$-	$-	$18,750
Net Loss	-	-	-	-	(5,000)	(5,000)

Balance at December 31, 2006	4,687,500	469	18,281	-	(5,000)	13,750

Common shares issued at $0.0001 per share (net of issuance expenses of $933,505)	12,937,500	1,294	98,151,452	-	-	98,152,746

Issuance of warrants	-	-	-	3,625,000	-	3,625,000

Reclassification of redeemable shares that are no longer redeemable to permanent equity	703,125	70	2,742	-	-	2,812

Net income	-	-	-	-	2,861,322	2,861,322

Balance at December 31, 2007(1)	18,328,125	1,833	98,172,475	3,625,000	2,856,322	104,655,630

Net income	-	-	-	-	3,095,463	3,095,463

Balance at December 31, 2008(1)	18,328,125	$1,833	$98,172,475	$3,625,000	$5,951,785	$107,751,093

Net income	-	-	-	-	197,528	197,528

Balance at March 31, 2009(1)	18,328,125	$1,833	$98,172,475	$3,625,000	$6,149,313	$107,948,621

1)	Exclusive of 8,625,000 shares outstanding classified as Redeemable common stock.
The accompanying notes are an integral part of these Financial Statements.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)

Statement of Cash Flows

	Three months ended March 31, 2009	Three months ended March 31, 2008	For the period August 24, 2006 (inception) to March 31, 2009

Cash flows from operating activities
Net income	$197,528	$1,083,495	$6,149,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Interest receivable from deposits in escrow	(440,995)	(427,494)	(3,908,090)

Changes in operating assets and liabilities:
Increase in deferred offering costs	-	-	(233,013)
Decrease in Notes and accounts payables – Stockholders	-	-	(74,842)
Decrease (Increase) in prepaid expenses	(42,300)	42,300	(42,300)
Increase (Decrease) in accounts payable	83,704	(27,150)	399,823

Net cash provided by (used in) operating activities	(202,063)	671,151	2,290,891

Cash flows used in investment activities

Decrease (Increase) in bank deposit and escrow	200,000	(664,827)	(172,175,315)

Net cash provided by (used in) investment activities	200,000	(664,827)	(172,175,315)

Cash flows from financing activities
Repayment of notes to payable to shareholders	-	-	(219,000)
Proceeds from issuance of notes payable to stockholders	-	-	219,000
Proceeds from sale of shares of common stock	-	-	25,000
Proceeds from issuance of shares of common stock, net	-	-	166,264,602
Proceeds from issuance of warrants	-	-	3,625,000

Net cash provided by financing activities	-	-	169,914,662

Net increase (decrease) in cash and cash equivalents	(2,063)	6,324	30,238

Cash and cash equivalents at the beginning of the period	32,301	41,869	-

Cash and cash equivalents at the end of the period	$30,238	$48,193	$30,238

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

At March 31, 2009, the Company had not yet commenced any operations. All activities through March 31, 2009 relate to the Company’s formation and the Public Offering (“Offering”) described below. The Company has selected December 31 as its fiscal year-end.

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

D.	Recently issued accounting pronouncements

FSP FAS 107-1 and APB 28-1

In April 2009 the FASB issued FASB staff position 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by Opinion 28 and are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company is currently evaluating the additional disclosure requirements of this FSP.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

D.	Recently issued accounting pronouncements (Cont.)

FSP FAS 115-2 and FAS 124-2

In April 2009 the FASB issued FASB staff position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("OTTI") for investment in debt securities . This FSP applies to all entities and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.

FSP FAS 115-2 only modifies the existing OTTI model for investments in debt securities. Note that in a change from the Exposure Draft, the FSP does not address equity securities; thus, entities with equity securities should continue to follow other OTTI guidance, including SAB Topic 5.M.

Under the FSP, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the FSP changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings.

However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income (OCI). The Company is currently evaluating the impact that FSP 142-3 will have, if at all, on its consolidated financial statements and disclosures.

ADVANCED TECHNOLOGY ACQUISITION CORP.
(A Development Stage Corporation)
Notes to Financial Statements

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

D.	Recently issued accounting pronouncements (Cont.)

FSP FAS 157-4

In April 2009 the FASB issued FASB staff position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of statement 157. The FSP is Effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. What are the considerations related to estimating fair value in the current market? FSP FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. Statement 157 does not prescribe a specific approach for calculating the adjustment and indicates that significant judgment is involved. However, the FSP clarifies that as part of this judgment, an entity may deem it necessary to change the valuation technique (e.g., move from a market approach, such as a quoted price, to an income approach, such as a present value technique) or use multiple valuation techniques (e.g., a combination of market and income approaches) in determining fair value when there has been a significant decline in the volume and level of activity. The Company is currently evaluating the impact that FSP 142-3 will have, if at all, on its consolidated financial statements and disclosures.

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

Effective June 16, 2008 the Company decided to compensate three newly appointed board members with $2,000 per month and $500 per meeting. Such compensation is contingent and payable upon the consummation of an initial business combination, as approved by a majority of the shares of common stock of the Company voted by the Company’s public stockholders. As the business combination has not materialized yet, the provision of $40,000 for the compensation of the new board members has not been recorded in the financial statements as of March 31, 2009.

NOTE 5	- REDEEMABLE COMMON STOCK

The balance as at March 31, 2009 represents the amount of shares that may be converted by the shareholders. The amount equals 40% of the proceeds held in the trust.

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

In March 2009, in light of the financial crisis, the Company changed its investment from short term tax exempted municipal bonds to US Treasury bills (The Company did not suffer any expenses due to this transfer).

This investment is classified as available for sale, recorded at fair value, with any unrealized appreciation or depreciation in value recorded in Other Comprehensive Income ("OCI"). Unrealized appreciation for the period was immaterial. Interest received during the period is recognized in earnings. The Company initially, used Lehman Brothers to manage its investment. Following the collapse of Lehman Brothers, in December 2008 the Company transferred the trust amount to Wachovia Securities. The Company incurred no losses in that transfer.

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

Unless otherwise stated in this Quarterly Report on Form 10-Q, or this “Quarterly Report”, references to the “Company”, “we,” “us” or “our” refer to Advanced Technology Acquisition Corp. Unless we tell you otherwise, the term “business combination” as used in this Quarterly Report means an acquisition of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with a technology or technology-related business that has operations or facilities located in Israel, or that intends to establish operations or facilities in Israel, such as research and development, manufacturing or executive offices, following our initial business combination. The term “initial stockholders” as used in this Quarterly Report refers to persons that held shares of our common stock immediately prior to the date of our initial public offering. In addition, unless we tell you otherwise, the term “public stockholders” as used in this Quarterly Report refers to the holders of the shares of common stock that were sold as part of the units in the initial public offering, including any of our initial stockholders, directors and officers to the extent that they purchased such shares.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; the addition of an independent director to our board of directors and audit committee; limited pool of prospective target businesses; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in Israel. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A, “Risk Factors”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

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

We entered into a letter of intent, dated December 19, 2008 (the “LOI”), with Bioness Inc., a Delaware corporation (“Bioness”), that provides for a business combination between Bioness (or an entity controlled by Bioness) and us by means of a merger (the “merger”), with us as the surviving entity.  Upon the consummation of the merger, we will change our name to “Bioness Inc.”  The proposed merger and the LOI are further described in our Annual Report on Form 10-K, filed on March 31, 2009.

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

Results of Operations for the Three Months Ended March 31, 2009

We reported net income of $197,528 for the three months ended March 31, 2009, consisting of $441,023 of interest income, offset by $243,495 of operating expenses.

Our trust account earned interest of $440,996 for the three months ended March 31, 2009, and its funds outside the trust account earned interest of $428.  Until we enter into a business combination, we will not generate operating revenues.

For the three months ended March 31, 2009, we incurred expenses of $66,865 for consulting and professional fees, $46,935 for insurance expense, $30,000 for rental expense pursuant to our lease of office space and other operating costs of $99,695.

The consulting and professional fees of $66,865 for the three months ended March 31, 2009 relate primarily to legal fees of approximately $61,865, and auditing, tax and accounting fees of approximately $5,000.

The insurance expense of $46,935 for the three months ended March 31, 2009 relates to the amortization of the prepaid directors and officers insurance policy which was acquired January 8, 2009.

The other operating costs of $99,695 for the three months ended March 31, 2009 relate primarily to travel expenses of approximately $21,202, franchise tax expenses of approximately $47,511, NYSE Amex annual fees of approximately $27,500 and other miscellaneous costs of approximately $3,482.

Results of Operations for the Three Months Ended March 31, 2008

We reported net income of $1,083,495 for the three months ended March 31, 2008, consisting of $1,238,458 of interest income, offset by $154,963 of operating expenses.

Our trust account earned interest of $1,234,654 for the three months ended March 31, 2008, and its funds outside the trust account earned interest of $4,333.  Until we enter into a business combination, we will not generate operating revenues.

For the three months ended March 31, 2008, we incurred expenses of $21,123 for consulting and professional fees, $42,300 for insurance expense, $30,000 for rental expense pursuant to our lease of office space and other operating costs of $61,540.

The consulting and professional fees of $21,123 for the three months ended March 31, 2008 relate primarily to legal fees of approximately $14,433, and auditing, tax and accounting fees of approximately $6,690.

The insurance expense of $42,300 for the three months ended March 31, 2008 relates to the amortization of the prepaid directors and officers insurance policy which was acquired in September 2007.

Results of Operations for Three Months Ended March 31, 2007

Our entire activity for the three months ended March 31, 2007 was limited to our formation and preparing for our initial public offering that took place on June 22, 2007.

The other operating costs of $61,540 for the three months ended March 31, 2008 relate primarily to travel expenses of approximately $21,996, NYSE Amex annual fee of $32,500, and other miscellaneous costs of approximately $7,044.

Liquidity and Capital Resources

We have neither engaged in any operations nor generated any revenues through March 31, 2009. Our entire activity since inception through June 22, 2007 was related to our formation and our initial public offering on June 22, 2007. Since that date, we have been searching for prospective target businesses to acquire.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant. .

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that all material information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized, reported and properly disclosed in the time periods specified in the rules and regulations of the SEC, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, we are in compliance with Rule 13-15(e) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We registered the initial public offering of our units, common stock and warrants on a Registration Statement on Form S-1 (Registration No. 333-137863), that was declared effective on June 18, 2007. On June 22, 2007 we closed the initial public offering of our units by selling 21,562,500 units (including the underwriters’ over-allotment option of 2,812,500 units) at $8.00 per unit. On June 22, 2007, immediately prior to the closing of the initial public offering, we also closed on private placements of an additional 3,625,000 warrants to purchase common stock at a price of $1.00 per warrant to certain of our initial stockholders. Gross proceeds from the offering and private placements were $176,125,000. Total expenses from the offering and private placements were approximately $12,695,000, which included underwriting discounts and commissions and non-accountable expense allowance and other offering-related expenses. Net proceeds, after deducting total expenses were $163,430,000, of which $163,050,000 was deposited into the trust account and the remaining proceeds of $380,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $6,468,750 representing the deferred underwriting discounts and commissions. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,000,000 of the interest earned on the trust account was available to be, and since has been, released to us to fund our working capital requirements in connection with our search for a business combination. The managing underwriter of the public offering was CRT Capital Group LLC.

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

ADVANCED TECHNOLOGY ACQUISITION CORP.

DATE: May 11, 2009	By:	/s/ Ido Bahbut
Ido Bahbut
Chief Financial Officer
(principal financial, accounting officer)